Form 10QSB
period 1999-11-30
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2000-01-20
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended    November 30, 1999
                                                  -----------------

                                       OR

[    ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                For the transition period from            to
                                               -----------  ------------
Commission File No. 0-30404

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                                     83-0574760
             -------                                                     ----------
(State or other jurisdiction of incorporation               (IRS Employer Identification Number)
         or organization)

11601 Biscayne Blvd., Suite 201                           33181
-------------------------------                           -----
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code  (305) 893-9273
                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of November 30, 1999
---------------------------------            -----------------------------------
         Common Stock                                  5,050,000 shares
       Par Value $0.001

                         PART I - FINANCIAL INFORMATION

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------



                                                                  PAGE
                                                                  ----

FINANCIAL STATEMENTS

  Balance Sheets                                                   3

  Statements of Operations                                         4

  Statements of Stockholders' Deficiency                           5

  Statements of Cash Flows                                         6

  Notes to Financial Statements                                  7 - 9

               DISTRIBUTION MANAGEMENT SERVICES, INC.
                    (A Development Stage Company)

                           BALANCE SHEETS

                                                                                                 November 30,              May 31,
                               ASSETS                                                                1999                   1999
                               ------                                                                ----                   ----
                                                                                                  (Unaudited)
Current Assets:
   Cash                                                                                          $    10,037            $   207,869
   Restricted cash - certificate of deposit                                                           10,000                 10,000
   Accounts receivable                                                                                 5,368                   --
   Prepaid interest                                                                                   18,786                 17,786
                                                                                                 -----------            -----------
         Total current assets                                                                         44,191                235,655

Property, Plant and Equipment                                                                        905,601                904,846

Other Assets                                                                                           4,590                  4,590
                                                                                                 -----------            -----------
         Total assets                                                                            $   954,382            $ 1,145,091
                                                                                                 ===========            ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
              ----------------------------------------
Current Liabilities:
   Accounts payable, construction liens                                                          $   106,213            $    96,445
   Accrued interest                                                                                   52,321                 45,021
   Notes payable - stockholder and related party                                                     194,643                205,534
   Advance payable                                                                                    54,101                 75,000
   Current portion of obligation related to litigation settlement                                     50,000                185,000
                                                                                                 -----------            -----------
         Total current liabilities                                                                   457,278                607,000
                                                                                                 -----------            -----------

Long-Term Debt:
   Mortgage payable                                                                                  375,000                375,000
   Obligation related to litigation settlement                                                       225,000                225,000
                                                                                                 -----------            -----------
                                                                                                     600,000                600,000
                                                                                                 -----------            -----------
Commitments and Contingencies                                                                           --                     --

Stockholders' Deficiency:
   Common stock; 15,000,000 shares of $.001 par value
      authorized; 5,050,000 shares issued and outstanding                                              5,050                  5,050
   Additional paid-in capital                                                                        787,376                777,404
   Deficit accumulated during the development stage                                                 (891,722)              (840,763)
   Subscription receivable                                                                            (3,600)                (3,600)
                                                                                                 -----------            -----------
         Total stockholders' deficiency                                                             (102,896)               (61,909)
                                                                                                 -----------            -----------
         Total liabilities and stockholders' deficiency                                          $   954,382            $ 1,145,091
                                                                                                 ===========            ===========


                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                      Three Months Ended                  Six Months Ended
                                                          November 30,                       November 30,               Cumulative
                                                          ------------                       ------------                  from
                                                      1999           1998             1999               1998            Inception
                                                      ----           ----             ----               ----            ---------
                                                          (Unaudited)                        (Unaudited)                (Unaudited)
Revenues:
   Recycling fees                               $    25,479       $      --         $    43,813       $      --         $    51,128
   Interest                                             107              --                 250              --                 285
                                                -----------       -----------       -----------       -----------       -----------

                                                     25,586              --              44,063              --              51,413
                                                -----------       -----------       -----------       -----------       -----------
Costs and Expenses:
   Compensation                                       3,900             9,375             7,800            18,750           290,500
   General and administrative                        38,645             7,201            57,562            14,442           197,499
                                                -----------       -----------       -----------       -----------       -----------
                                                     42,545            16,576            65,362            33,192           487,999
                                                -----------       -----------       -----------       -----------       -----------

Loss from Operations                                (16,959)          (16,576)          (21,299)          (33,192)         (436,586)
                                                -----------       -----------       -----------       -----------       -----------
Other Expenses:
   Interest                                          12,344              --              29,660              --              45,136
   Litigation settlement                               --                --                --                --             410,000
                                                -----------       -----------       -----------       -----------       -----------
                                                     12,344              --              29,660              --             455,136
                                                -----------       -----------       -----------       -----------       -----------

Net Loss                                        $   (29,303)      $   (16,576)      $   (50,959)      $   (33,192)      $  (891,722)
                                                ===========       ===========       ===========       ===========       ===========
Net Loss Per Common Share                       $      --         $      --         $      --         $      --
                                                ===========       ===========       ===========       ===========
Weighted Average Number of
   Common Shares Outstanding                      5,050,000         4,200,000         5,050,000         4,178,689
                                                ===========       ===========       ===========       ===========

                       See notes to financial statements.

                 DISTRIBUTION MANAGEMENT SERVICES, INC.
                (A Development Stage Company)

                 STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                              Common Stock                 Stock
                                                                                              ------------              Subscription
                                                                                         Shares           Amount         Receivable
                                                                                         ------           ------         ----------
Balance, Inception, as Restated for 15,000 for 1 Stock Split                            1,200,000        $   1,200        $  (1,200)

Year Ended May 31, 1995:
   Net loss                                                                                  --               --               --
                                                                                        ---------        ---------        ---------
Balance, May 31, 1995                                                                   1,200,000            1,200           (1,200)

Year Ended May 31, 1996:
   Net loss                                                                                  --               --               --
                                                                                        ---------        ---------        ---------
Balance, May 31, 1996                                                                   1,200,000            1,200           (1,200)

Year Ended May 31, 1997:
   Net loss                                                                                  --               --               --
                                                                                        ---------        ---------        ---------
Balance, May 31, 1997                                                                   1,200,000            1,200           (1,200)

Year Ended May 31, 1998:
   Credit for estimated fair value of services performed by officer                          --               --               --
   Credit for estimated fair value of office space used                                      --               --               --
   Issuance of common stock ($.001 per share)                                           2,400,000            2,400           (2,400)
   Credit for compensation related to issuance of common stock                               --               --               --
   Issuance of common stock in private placement ($.10 per share)                         500,000              500             --
   Net loss                                                                                  --               --               --
                                                                                        ---------        ---------        ---------

Balance, May 31, 1998                                                                   4,100,000            4,100           (3,600)

Year Ended May 31, 1999:
   Credit for estimated fair value of services performed by officer                          --               --               --
   Credit for estimated fair value of office space used                                      --               --               --
   Exercise of warrants ($.40 per share)                                                  850,000              850             --
   Exercise of warrants  ($1.00 per share)                                                100,000              100             --
   Net loss                                                                                  --               --               --

Balance, May 31, 1999                                                                   5,050,000            5,050           (3,600)
                                                                                        ---------        ---------        ---------

Six Months Ended November 30, 1999 (Unaudited):
   Credit for estimated fair value of services performed by officer                          --               --               --
   Credit for estimated fair value of office space used                                      --               --               --
   Net loss                                                                                  --               --               --
                                                                                        ---------        ---------        ---------
Balance, November 30, 1999 (Unaudited)                                                  5,050,000        $   5,050        $  (3,600)
                                                                                        =========        =========        =========

[RESTUBBED TABLE]

                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Additional      During the
                                                                                         Paid-In       Development
                                                                                         Capital          Stage             Total
                                                                                         -------          -----             -----
Balance, Inception, as Restated for 15,000 for 1 Stock Split                             $    --         $    --          $    --

Year Ended May 31, 1995:
   Net loss                                                                                   --              --               --
                                                                                         ---------       ---------        ---------
Balance, May 31, 1995                                                                         --              --               --

Year Ended May 31, 1996:
   Net loss                                                                                   --              --               --
                                                                                         ---------       ---------        ---------
Balance, May 31, 1996                                                                         --              --               --

Year Ended May 31, 1997:
   Net loss                                                                                   --           (48,896)         (48,896)
                                                                                         ---------       ---------        ---------
Balance, May 31, 1997                                                                         --           (48,896)         (48,896)

Year Ended May 31, 1998:
   Credit for estimated fair value of services performed by officer                         15,625          15,625
   Credit for estimated fair value of office space used                                      1,810           1,810
   Issuance of common stock ($.001 per share)                                                 --              --               --
   Credit for compensation related to issuance of common stock                             240,000            --            240,000
   Issuance of common stock in private placement ($.10 per share)                           49,500            --             50,000
   Net loss                                                                                   --          (273,539)        (273,539)
                                                                                         ---------       ---------        ---------

Balance, May 31, 1998                                                                      306,935        (322,435)         (15,000)

Year Ended May 31, 1999:
   Credit for estimated fair value of services performed by officer                         27,075          27,075
   Credit for estimated fair value of office space used                                      4,344           4,344
   Exercise of warrants ($.40 per share)                                                   339,150            --            340,000
   Exercise of warrants  ($1.00 per share)                                                  99,900            --            100,000
   Net loss                                                                                   --          (518,328)        (518,328)

Balance, May 31, 1999                                                                      777,404        (840,763)         (61,909)
                                                                                         ---------       ---------        ---------

Six Months Ended November 30, 1999 (Unaudited):
   Credit for estimated fair value of services performed by officer                          7,800            --              7,800
   Credit for estimated fair value of office space used                                      2,172            --              2,172
   Net loss                                                                                   --           (50,959)         (50,959)
                                                                                         ---------       ---------        ---------
Balance, November 30, 1999 (Unaudited)                                                   $ 787,376       $(891,722)       $(102,896)
                                                                                         =========       =========        =========

                       See notes to financial statements.

                DISTRIBUTION MANAGEMENT SERVICES, INC.
                     (A Development Stage Company)

                        STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                November 30,              Cumulative
                                                                                                ------------                 from
                                                                                           1999             1998          Inception
                                                                                           ----             ----          ---------
                                                                                                 (Unaudited)             (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                                             $ (50,959)       $ (33,192)       $(891,722)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Litigation settlement                                                               --               --            410,000
         Expenses paid by issuance of common stock                                           --               --            240,000
         Credit for estimated fair value of services
            performed by officer                                                            7,800           18,750           50,500
         Credit for estimated fair value of office space                                    2,172            2,172            8,326
         Depreciation                                                                      10,000             --             15,000
         Changes in operating assets and liabilities:
            Increase in accounts receivable                                                (5,368)            --             (5,368)
            Decrease (increase) in prepaid interest                                        (1,000)           3,575          (18,786)
            Increase in deposits                                                             --               --             (4,590)
            Increase in accrued interest payable                                            7,300             --              7,300
            Increase in accounts payable                                                    9,768             --            106,213
                                                                                        ---------        ---------        ---------
               Net cash (used in) operating activities                                    (20,287)          (8,695)         (83,127)
                                                                                        ---------        ---------        ---------

Cash Flows from Investing Activities:
   Restricted cash                                                                           --               --            (10,000)
   Purchase of land                                                                          --               --           (125,000)
   Construction of recycling facility                                                     (10,755)        (144,555)        (750,580)
                                                                                        ---------        ---------        ---------
               Net cash used in investing activities                                      (10,755)        (144,555)        (885,580)
                                                                                        ---------        ---------        ---------
Cash Flows from Financing Activities:
   Payments of obligation related to litigation settlement                               (135,000)            --           (135,000)
   Proceeds from issuance of common stock                                                    --               --             50,000
   Proceeds from exercise of warrants                                                        --            120,000          440,000
   Proceeds from mortgage payable                                                            --               --            375,000
   Proceeds from advance payable                                                             --               --             75,000
   Repayment of advance payable                                                           (20,899)            --            (20,899)
   Proceeds from stockholder and related party loans                                         --              5,662          575,258
   Repayment of stockholder and related party loans                                       (10,891)            --           (380,615)
   Bank overdraft                                                                            --                759             --
                                                                                        ---------        ---------        ---------
               Net cash provided by (used in) financing activities                       (166,790)         126,421          978,744
                                                                                        ---------        ---------        ---------

Net Increase (Decrease) Increase in Cash                                                 (197,832)         (26,829)          10,037

Cash, Beginning                                                                           207,869           26,829             --
                                                                                        ---------        ---------        ---------

Cash, Ending                                                                            $  10,037        $    --          $  10,037
                                                                                        =========        =========        =========

Cash Paid for Interest During the Six Months Ended
   November 30, 1999 and 1998 (Net of Capitalized Interest
   of $9,042 During the Six Months Ended November 30, 1998)                             $  29,659        $    --
                                                                                        =========        =========

                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

             The accompanying financial statements as of November 30, 1999 and for the six months and three months ended November 30, 1999 and 1998 are unaudited, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB promulgated by the Securities and Exchange Commission. In the opinion of management, such financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. Results of interim periods are not necessarily indicative of results to be expected for an entire year.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

         Litigation Settlement

             A suit was filed against the Company by two former stockholders alleging that a principal stockholder of the Company forged their names on certain agreements, contracts and stock certificates. One former stockholder entered into a settlement agreement with the Company, which provided for the payment of $185,000 and the issuance of 5,000 shares of common stock valued at $10,000. On July 7, 1999, the Company paid $135,000 of this obligation, with the remaining $50,000 of this obligation and the issuance of 5,000 shares of common stock due December 31, 1999. The Company has reached an agreement in principle with the second former stockholder to settle this claim. As settlement, the Company will issue shares of common stock valued at approximately $215,000. No documents have been finalized relating to this agreement in principle.

             The total of $410,000 related to the settlement of this litigation has been charged to operations in the year ended May 31, 1999. In the accompanying balance sheet as of November 30, 1999 (unaudited), the portion of the obligation related to this litigation settlement payable in cash ($50,000) has been presented as a current liability; the portion of this settlement to be settled by issuance of common stock ($225,000) has been presented as a long-term liability (obligation related to litigation settlement) inasmuch as this obligation has been intended to be satisfied by issuance of common stock as an integral part of the agreement in principle with the former stockholder.

         Construction Liens

             At November 30, 1999 (unaudited), the Company was still settling claims and disputes primarily regarding the construction contractors who built the facility. Estimated costs for these settlements have been included in accounts payable at November 30, 1999 (unaudited). Should the claim settlements exceed the amounts recorded, the additional expense will be recognized at the time of settlement.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2.  COMMITMENTS AND CONTINGENCIES (Continued)

         Operation Agreement

             During December 1998, the Company entered into an Operation Agreement (as amended) with a management company to operate a recycling facility. The agreement called for an advance to the Company by the management company in the amount of $75,000 (see
             Note 7). The management company will be reimbursed by retaining fifty percent of the gross amounts collected until the advance is fully repaid. Interest will accrue on the unpaid balance at a rate of 7% per month. Use of the advanced funds was exclusively for the purpose of obtaining the use permit from the City of Miami and the completion of any necessary work for the commencement of the facility's operations.

             The agreement also stated that the management company will operate the facility on a day to day basis, including providing equipment necessary for operations, performing hiring and firing of its employees and paying all necessary operating expenses relating to the operations of the facility.

             The Company will receive revenues in an amount equal to 6% of amounts collected for receipt of 0 - 450 cubic yards of construction and demolition debris received each day, less any applicable local, state or federal sales taxes due thereon. For each cubic yard in excess of 450 yards per day, the Company will receive an amount equal to 10% of the gross amounts collected.

             The agreement also includes an option to purchase the facility. The option is exercisable during the first five years of the Company's operation. Based on the timing of the exercise of the option, the purchase price ranges from $1,495,000 to $2,275,000.

             The term of the agreement is for five years commencing December 22, 1998 and automatically renews for four sequential terms of one year each.

         Environmental Regulation and Compliance

             The Company is subject directly and indirectly to regulations and various laws of both the State of Florida and Miami-Dade County as well as Federal regulations and statutes. The Company believes it is in compliance with all applicable laws and has obtained an annual solid waste operating permit, which expires December 31, 1999.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.  GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue as a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the three months and six months ended November 30, 1999 (unaudited), the Company incurred net losses of $29,303 and $50,959, respectively, and as of November 30, 1999 (unaudited), reflects a stockholders' deficiency of $102,896 and has minimal operating activities. As more fully described below, significant uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         As of November 30, 1999 (unaudited), the Company had cash of $10,037 and negative working capital of $413,097. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring general and administrative expenses on a current basis is totally dependent upon its ability to secure and develop new business opportunities through acquisitions or other joint venture opportunities. Since the Company's sources of liquidity are limited, the Company is unable to project how long it may be able to survive without a significant infusion of capital from outside sources, and it further is unable to predict whether such capital infusion, if available, would be at terms and conditions that are acceptable to the Company.

         In order to expand future operating activities, the Company intends to search for, investigate and attempt to secure and develop, business opportunities through acquisitions, reverse mergers or other joint venture activities. However, there can be no assurance that the Company will be successful in its search for new business opportunities or that any such businesses or ventures acquired will be successful.

--------------------------------------------------------------------------------
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
--------------------------------------------------------------------------------


         Results of Operations
         ---------------------

         Three Months Ended November 30, 1999

         For the quarter ended November 30, 1999, the Company received revenues from the operation of the recycling center of approximately $25,479 compared to -0- revenues for the same period in 1998. These revenues represent the Company's 6% share of revenues pursuant to the Operation Agreement with Peerless Dade, the operator of the recycling center. As of November 30,1999, the Company owed the Operator, including accrued interest, $54,100 which represents the balance of the advance from the Operator to the Company of $75,000 for permitting and related fees and expenses. General and administrative expenses increased from approximately $7,200 for the quarter ended November 30, 1998 to approximately $38,645 for the same period in 1999. This increase is directly attributable to costs for accounting and legal fees and related expenses in connection with the Company becoming a reporting public company.

         The gross volume of materials delivered to the recycling center averaged approximately 700 yards per day in November 1999 and approximately 820 yards per day in December 1999 which is approximately 18% less than the anticipated volume of 1,000 yards per day. The daily volume, however, continues to increase each month. The Operator of the recycling center is a Florida corporation based in Jacksonville which has been actively involved in solid waste project development. During the last nine years it has been involved in several landfill projects and the acquisition, development and operation of landfills and recycling facilities in Florida, Alabama and Tennessee. The Operator regularly solicits business throughout Miami-Dade County and Broward County, Florida through telephone and direct mail advertising. Management anticipates that as more contractors and waste disposal companies become familiar with the convenient location of the facility and with the continual increase of demolition and construction activity in downtown Miami and Miami Beach, revenues will continue to improve during the fourth quarter and thereafter.

         There has been a steady monthly increase in the number of cubic yards being delivered to the recycling center which, in turn, increases the monthly revenue received by the Company pursuant to the Operation Agreement. The monthly gross revenue received by the Company from February 1999, when the recycling center commenced operations, through November 30 , 1999, has increased from $164 to $10,736, respectively. Management believes that these numbers represent a positive upward trend in the amount of materials that are being delivered to the recycling center on a daily basis.

         Six Months Ended November 30, 1999

         For the six months ended November 30, 1999, the Company received revenues from the operation of the recycling center of approximately $43,813 compared to -0- revenues for the same period in 1998. The recycling center did not commence operations until February 1999. General and administrative expenses for the six month period increased from approximately $14,442 to approximately $57,562 for the comparable periods in 1998 and 1999, respectively. These costs are attributable to the increased costs of operating a public company and include professional fees and related expenses.

         Liquidity and Capital Resources
         -------------------------------

         As of November 30, 1999, the Company had cash on hand of approximately $10,037. Management is in the process of obtaining a commitment to refinance the current mortgage on the recycling center which it anticipates will occur in the first quarter of 2000. If the mortgage cannot be refinanced prior to its due date in February 2001, management expects that the mortgagor will extend the maturity date. The refinanced amount of the mortgage is expected to be $700,000.

         After repayment of the existing mortgage, the balance of the loan due the Operator and approximately $80,000 due in settlement of all litigation, management anticipates that the remaining $185,000 balance, together with cash flow from revenues which is expected to average approximately $ 10,000 to $12,000 per month during fiscal 2000, will be sufficient to finance the Company's working capital requirements for the next 12 months, including the funds required to pay the expected $7,000 per month mortgage expense. The existing litigation is related to materialmen's liens in connection with the construction of the facility in the approximate amount of $30,000 and a lawsuit claiming an ownership interest in the loan to purchase the Company's real property. The balance of the cash required to settle the latter lawsuit is $50,000 and shares of the Company's common stock. There are no future expenses expected in connection with this litigation. The Company's monthly cash operating expense averages approximately $6,000, which amount is not expected to materially increase based upon current operations. If the Company is unable to refinance its existing mortgage and cannot secure alternative funding necessary to satisfy its existing obligations, it may be unable to continue as a going concern.

          If the Company refinances its existing mortgage and satisfies its other outstanding obligations from the proceeds therefrom, it may seek additional financing in connection with the possible expansion of its business to include trucking and landfill operations. Such funding will likely come from conventional sources of financing, including automobile financing companies for the trucks, the availability of which cannot be assured, and there is no assurance that the terms of such financing, if available, will be satisfactory to the Company. If such financing is not available, the Company may seek to raise funds through the sale of the Company's debt and/or equity securities, the successful sale of which, if any, cannot be assured.

         There are currently outstanding two loans from related parties in the principal sum of $44,643 and $150,000, respectively. Both loans are due upon demand and bear interest at the applicable Federal rate. The Company may repay these loans from the proceeds of the anticipated mortgage refinancing. The Company and each of the lenders have agreed to execute promissory notes for the principal amount of each loan at the same annual interest rate with maturity dates of February 2001. In the event that these notes are not repaid when due, management expects that the maturity dates will be extended by the lenders. These related parties have no obligation to make any further loans to the Company in the future notwithstanding that they have made loans in the past.

         From time to time, the Company may evaluate potential acquisitions involving complementary businesses, services, products or technologies. The Company has no present agreements or understanding with respect to any such acquisition. The Company's future capital requirements will depend on many factors, including acquisitions, if any, growth of the Company's customer base, economic conditions and other factors including the results of future operations.

         The Company currently has no paid employees. If operations are expanded through growth or acquisitions, the Company will hire personnel to meet these needs and may enter into employment agreements with its President or others to oversee its operations. The number of employees which may be hired will be determined by the continuity or modification of the present Agreement and/or its expansion into the trucking and container operations and/or acquisition of a landfill. The number of employees actually hired will be based on the Company's ability to support the increased cost through cash flow generated by such business.

         Impact of Inflation
         -------------------

                  Although the Registrant has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

         Forward-Looking Information
         ---------------------------

                  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Registrant in its disclosures to the public. There is certain information contained herein, in the Registrant's press releases and in oral statements made by authorized officers of the Registrant which are forward-looking statements, as defined by such Act. When used herein, in the Registrant's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.


                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
                    Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)      The following exhibits are included in this filing:

                  27  Financial Data Schedule

(b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          DISTRIBUTION MANAGEMENT SERVICES, INC.

Dated: January 19, 2000                   By: /s/ Leo Greenfield
                                              ----------------------------------
                                              Leo Greenfield, President and
                                              Principal Financial Officer