Form 10QSB
period 2000-02-29
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2000-04-17
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                For the quarterly period ended February 29, 2000
                                               -----------------
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the transition period from____________________ to___________

Commission File No.0-30404

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
              ----------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     Florida                                           83-0574760
----------------                              ----------------------------
(State or other jurisdiction               (IRS Employer Identification Number)
 of incorporation  or organization)

11601 Biscayne Blvd.,  Suite 201                                 33181
------------------------------------------                     ------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone nurnber, including area code (305) 893-9273
                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of February 29, 2000
----------------------------------          ------------------------------------
          Common Stock                                 5,050,000 shares
          Par Value  $0.001

                         PART 1 - FINANCIAL INFORMATION
--------------------------------------------------------------------------------
                          Item 1. Financial Statements
--------------------------------------------------------------------------------

                                                                                         Page
                                                                                         ----

Unaudited Balance Sheets as of February 29, 2000                                          3

Unaudited Statements of Operations for the three months
and six rnonths ended February 29, 2000 and 1999                                          4

Unaudited Statements of Stockholders' Deficiency                                          5

Unaudited Statements of Cash Flows for the six months
ended February 29, 2000 and 1999                                                          6

Notes to Unaudited Financial Staternents                                                  7


                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS



                                    ASSETS                                            February 29,                   May 31,
                                    ------                                                2000                        1999
                                                                                          ----                        ----
                                                                                       (Unaudited)
Current Assets:
  Cash                                                                               $     4,634                  $   207,869
  Restricted cash - certificate of deposit                                                10,000                       10,000
  Accounts receivable                                                                      2,848                         --
  Prepaid interest                                                                        21,786                       17,786
                                                                                     -----------                  -----------

       Total current assets                                                               39,268                      235,655

Property, Plant and Equipment                                                            904,199                      904,846

Other Assets                                                                               4,590                        4,590
                                                                                     -----------                  -----------
         Total assets                                                                $   948,057                  $ 1,145,091
                                                                                     ===========                  ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current Liabilities:
   Accounts payable, construction liens                                              $   106,213                  $    96,445
   Accrued interest                                                                       55,018                       45,021
   Notes payable - stockholder and related party                                         191,643                      205,534
   Advance payable                                                                        41,383                       75,000
   Current portion of obligation related to litigation settlement                         50,000                      185,000
                                                                                     -----------                  -----------
         Total current liabilities                                                       444,257                      607,000
                                                                                     -----------                  -----------

Long-Term Debt:
   Mortgage payable                                                                      375,000                      375,000
   Obligation related to litigation settlement                                           225,000                      225,000
                                                                                     -----------                  -----------
                                                                                         600,000                      600,000
                                                                                     ===========                  ===========
Commitments and Contingencies

Stockholders' Deficiency:
   Common stock; 15,000,000 shares of $.00l par value
       authorized; 5,050,000 shares issued and outstanding                                 5,050                        5,050
   Additional paid-in capital                                                            792,362                      777,404
   Deficit accumulated during the development stage                                     (890,012)                    (840,763)
   Subscription receivable                                                                (3,600)                      (3,600)
                                                                                     -----------                  -----------
      Total stockholders' deficiency                                                     (96,200)                     (61,909)
                                                                                     -----------                  -----------
      Total liabilities and stockholders' deficiency                                 $   948,057                  $ 1,145,091
                                                                                     ===========                  ===========


                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                    Three Months Ended                  Nine Months Ended
                                                        February 29                        February 29                  Cumulative
                                                       -----------                          -----------                     from
                                                   2000              1999             2000               1999            Inception
                                                   ----              ----             ----               ----            ---------
                                                        (Unaudited)                        (Unaudited)                   (Unaudited)
Revenues:
    Recycling fees                             $    27,008       $        -       $    70,821        $         -       $    78,136
    Interest and other                                 236                -               486                  -               521
                                               -----------       ----------       -----------        -----------       -----------
                                                    27,244                -            71,307                               78,657
                                               -----------       ----------       -----------        -----------       -----------
Costs and Expenses:
    Compensation                                     3,900                -            11,700                  -           294,400
    General and Administrative                       9,533                -            67,095                  -           207,032
                                               -----------       ----------       -----------        -----------       -----------
                                                    13,433                -            78,795                  -           501,432
                                               -----------       ----------       -----------        -----------       -----------

Income (Loss) from Operations                       13,811                -            (7,488)                 -          (422,775)
                                               -----------       ----------       -----------        -----------       -----------
Other Expenses:
     Interest                                       12,101                -            41,761                  -            57,237
     Litigation settlement                               -                -                 -                  -           410,000
                                               -----------       ----------       -----------        -----------       -----------
                                                    12,101                -            41,761                  -           467,237
                                               -----------       ----------       -----------        -----------       -----------

Net Income (Loss)                              $     1,710       $        -       $   (49,249)       $         -       $  (890,012)
                                               ===========       ==========       ===========        ===========       ===========


Net Loss Per Common Share                      $         -       $        -       $      (.01)       $         -
                                               ===========       ==========       ===========        ===========

Weighted Average Number of
    Common Shares Outstanding                    5,050,000         4,200,000        5,050,000          4,178,689
                                               ===========       ==========        ==========        ===========


                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                                                                                   Common Stock                     Stock
                                                                                   ------------                  Subscription
                                                                             Shares              Amount           Receivable
                                                                             ------              ------           ---------
Balance, Inception, as Restated for 15,000 for 1 Stock Split               1,200,000         $    1,200         $   (1,200)

Year Ended May 31, 1995:
   Net Loss                                                                       --                 --                 --
                                                                           ---------         ----------         ----------
Balance, May 31, 1995                                                      1,200,000              1,200             (1,200)

Year Ended May 31, 1996:
  Net Loss                                                                        --                 --                 --
                                                                           ---------         ----------         ----------
Balance, May 31, 1996                                                      1,200,000              1,200             (1,200)

Year Ended May 31, 1997:
  Net Loss
                                                                           ---------         ----------         ----------
Balance, May 31, 1997                                                      1,200,000              1,200             (1,200)

Year Ended May 31, 1998:
  Credit for estimated fair value of services performed by officer
  Credit for estimated fair value of office space used
  Issuance of common stock ($.001 per share)                               2,400,000              2,400             (2,400)
  Credit for compensation related to issuance of common stock
  Issuance of common stock in private placement ($.10 per share)             500,000                500

  Net Loss
                                                                           ---------         ----------         ----------
Balance, May 31, 1998                                                      4,100,000              4,100             (3,600)

Year Ended May 31, 1999:
  Credit for estimated fair value of services performed by officer
  Credit for estimated fair vvalue of office space used
  Exercise of warrants ($.40 per share)                                      850,000                850
  Exercise of Warrants ($1.00 per share)                                     100,000                100

  Net Loss
                                                                           ---------         ----------         ----------
Balance, May 31, 1999                                                      5,050,000              5,050             (3,600)

Nine Monthes Ended February 29, 2000 (Unaudited):
  Credit for estimated fair value of services performed by officer
  Credit for estimated fair value of office space used
  Net Loss
                                                                           ---------         ----------         ----------
Balance, February 29, 2000 (Unaudited)                                     5,050,000         $    5,050         $   (3,600)
                                                                           =========         ==========         ==========

[RESTUBBED TABLE]

                                                                                               Deficit
                                                                                             Accumulated
                                                                        Additional            During the
                                                                         Paid-In             Development
                                                                         Capital                Stage               Total
                                                                         -------                -----               -----
Balance, Inception, as Restated for 15,000 for 1 Stock Split            $       --           $       --           $       --

Year Ended May 31, 1995:
   Net Loss                                                                     --                   --                   --
                                                                          --------            ---------              -------
Balance, May 31, 1995

Year Ended May 31, 1996:
  Net Loss                                                                      --                   --                   --
                                                                          --------            ---------              -------
Balance, May 31, 1996

Year Ended May 31, 1997:
  Net Loss                                                                                      (48,896)             (48,896)
                                                                          --------            ---------              -------
Balance, May 31, 1997                                                                           (48,896)             (48,896)

Year Ended May 31, 1998:
  Credit for estimated fair value of services performed by officer          15,625                                    15,625
  Credit for estimated fair value of office space used                       1,810                                     1,810
  Issuance of common stock ($.001 per share)
  Credit for compensation related to issuance of common stock              240,000                                   240,000
  Issuance of common stock in private placement ($.10 per share)            49,500                                    50,000


  Net Loss                                                                                     (273,539)            (273,539)
                                                                          --------            ---------              -------
Balance, May 31, 1998                                                      306,935             (322,435)             (15,000)

Year Ended May 31, 1999:
  Credit for estimated fair value of services performed by officer          27,075                                    27,075
  Credit for estimated fair vvalue of office space used                      4,344                                     4,344
  Exercise of warrants ($.40 per share)                                    339,150                                   340,000
  Exercise of Warrants ($1.00 per share)                                    99,900                                   100,000

  Net Loss                                                                                     (518,328)            (518,328)
                                                                          --------            ---------              -------
Balance, May 31, 1999                                                      777,404             (840,763)             (61,909)

Nine Monthes Ended February 29, 2000 (Unaudited):
  Credit for estimated fair value of services performed by officer          11,700                                    11,700
  Credit for estimated fair value of office space used                       3,258                                     3,258
  Net Loss                                                                                      (49,249)             (49,249)
                                                                          --------            ---------              -------
Balance, February 29, 2000 (Unaudited)                                    $792,362            $(890,012)             (96,200)
                                                                          ========            =========              =======

                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                         Nine Months Ended              Cumulative
                                                                                            February 29,                   from
                                                                                        2000              1999            Inception
                                                                                        ----              ----            ---------
                                                                                              (Unaudited)               (Unaudited)
Cash Flows from Operating Activities:
    Net loss                                                                          $ (49,249)               --         $(890,012)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Litigation settlement                                                               --                --           410,000
         Expenses paid by issuance of common stock                                           --                --           240,000
         Credit for estimated fair value of services
            performed by officer                                                         11,700                --            54,400
         Credit for estimated fair value of office space                                  3,258                --             9,412
         Depreciation                                                                    15,000                --            20,000
         Changes in operating assets and liabilities:
           Increase in accounts receivable                                               (2,848)               --            (2,848)
           Decrease (increase) in prepaid interest                                       (4,000)               --           (21,786)
           Increase in deposits                                                              --                --            (4,590)
           Increase in accrued interest payable                                           9,997                --             9,997
           Increase in accounts payable                                                   9,768                --           106,213
                                                                                      ---------                           ---------
              Net cash (used in) operating activities                                    (6,374)                           (69,214)
                                                                                      ---------                           ---------

Cash Flows from Investing Activities:
  Restricted cash                                                                            --                --           (10,000)
  Purchase of land                                                                           --                --          (125,000)
      Construction of recycling facility                                                (14,353)               --          (754,178)
                                                                                      ---------                           ---------
                           Net cash used in investing activities                        (14,353)               --          (889,178)

Cash Flows from Financing Activities:
    Payments of obligation related to litigation settlement                            (135,000)               --          (135,000)
    Proceeds from issuance of common stock                                                   --                --            50,000
    Proceeds from exercise of warrants                                                       --                --           440,000
    Proceeds from mortgage payable                                                           --                --           375,000
    Proceeds from advance payable                                                            --                --            75,000
    Repayment of advance payable                                                        (33,617)               --           (33,617)
    Proceeds from stockholder and related party loans                                        --                --           575,258
    Repayment of stockholder and related party loans                                    (13,891)               --          (383,615)
    Bank overdraft                                                                           --                --                --
                                                                                      ---------         ----------        ---------
           Net cash provided by (used in) financing activities                         (182,508)               --           963,026
                                                                                      ---------         ----------        ---------


Net Increase (Decrease) Increase in Cash                                               (203,235)               --             4,634

Cash, Beginning                                                                         207,869                --                --
                                                                                      ---------         ----------        ---------

Cash, Ending                                                                          $   4,634         $                $   4,634
                                                                                      =========         ==========       ==========

Cash Paid for Interest During the Nine Months Ended
    February 29, 2000 and 1999 (Net of Capitalized Interest
    of $9,042 During the Six Months Ended November 30, 1998)                          $  31,764         $      --
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

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Basis of Presentation

                 The accompanying financial statements as of February 29, 2000 and for the nine months and the three months ended February 29, 2000 and 1999 are unaudited, and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB promulgated by the Securities and Exchange Commission. In the opinion of management, such financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for such periods. Results of interim periods are not necessarily indicative of results to be expected for an entire year.


NOTE 2.    COMMITMENTS AND CONTINGENCIES

                Litigation Settlement

                  A suit was filed against the Company by two former stockholders alleging that a principal stockholder of the Company forged their names on certain agreements, contracts and stock certificates. One former stockholder entered into a settlement agreement with the Company, which provided for the payment of $185,000 and the issuance of 5,000 shares of common stock valued at $10,000. On July 7, 1999, the Company paid $135,000 of this obligation, with the remaining $50,000 of this obligation and the issuance of 5,000 shares of common stock due December 31, 2000. The Company has reached an agreement in principle with the second former stockholder to settle this claim. As settlement, the Company will issue shares of common stock valued at approximately $215,000. No documents have been finalized relating to this agreement in principle.

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

                 Construction Liens

                  At February 29, 2000 (unaudited), the Company was still settling claims and disputes primarily regarding the construction contractors who built the facility. Estimated costs for these settlements have been included in accounts payable at November 30, 1999 (unaudited). Should the claim settlements exceed the amounts recorded, the additional expense will be recognized at the time of settlement.

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

              Environmental Regulation and Compliance

                 The Company is subject directly and indirectly to regulations and various laws of both the State of Florida and Miami-Dade County as well as Federal regulations and statutes. The Company believes it is in compliance with all applicable laws and has obtained an annual solid waste operating permit, which expires December 31, 2000.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3.    GOING CONCERN

              The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue as a going concern basis, including the realization of assets and liquidation of liabilities in the ordinary course of business. For the nine months ended February 29, 2000 (unaudited), the Company incurred a net loss of $49,249 and as of February 29, 2000 (unaudited), reflects a stockholders' deficiency of $96,200 and has minimal operating activities. As more fully described below, significant uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet and fund its commitments with regard to existing liabilities and recurring expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

              As of February 29, 2000 (unaudited), the Company had cash of $4,634 and negative working capital of $404,989. The Company's ability to meet its future obligations in relation to the orderly payment of its recurring general and administrative expenses on a current basis is totally dependent upon its ability to secure and develop new business opportunities through acquisitions or other joint venture opportunities. Since the Company's sources of liquidity are limited, the Company is unable to project how long it may be able to survive without a significant infusion of capital from outside sources, and it further is unable to predict whether such capital infusion, if available, would be at terms and conditions that are acceptable to the Company.

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

--------------------------------------------------------------------------------
      Item 2. Mananagement's Discussion and Analysis of Financial Condition
                            and Results of Operations
-------------------------------------------------------------------------------

        Results of Operations
        ---------------------

        Three Months Ended February 29, 2000

         As of February 29, 2000, the Company had cash on hand of approximately $ 4,634. For the quarter ended February 29, 2000, the Company received revenues from the operation of the recycling center of approximately $27,008. This amount represents the Company's 6% share of revenues pursuant to the Operation Agreement with Peerless Dade, the operator of the recycling center, after deduction for loan payments due the Operator which have been deducted on a monthly basis commencing June 1,1999 and will continue to be deducted until paid in full. As of February 29, 2000, the amount owed to the Operator, including accrued interest, was approximately $41,383.34.

The gross volume of materials delivered to the recycling center averaged approximately 700 yards per day in February 29, 2000 which is approximately 30% less than the anticipated volume of 1,000 yards per day. The decrease is attributed to the truckers' strike during the month of February. The strike has ended and the daily volume should continue to increase each month. The Operator of the recycling center is a Florida corporation based in Jacksonville which has been actively involved in solid waste project development. During the last eight years it has been involved in several landfill projects and the acquisition, development and operation of landfills and recycling facilities in Florida, Alabama and Tennessee. The Operator regularly solicits business throughout Miami-Dade County and Broward County, Florida through telephone and direct mail advertising. Management anticipates that as more contractors and waste disposal companies become familiar with the convenient location of the facility and with the continual increase of demolition and construction activity in downtown Miami and Miami Beach, revenues will continue to improve during the second quarter and thereafter.

        Liquidity and Capital Resources
        -------------------------------

         Until the strike there had been a steady monthly increase in the number of cubic yards being delivered to the recycling center which, in turn increases the monthly revenue received by the Company pursuant to the Operation Agreement. The monthly gross revenue received by the Company from February 1999, when the recycling center commenced operations, through February 29, 2000 has increased from $164 to as high as $12,657. Management believes that these numbers represent a positive upward trend in the amount of rnaterials that are being delivered to the recycling center on a daily basis. Management is in the process of obtaining a commitment to refinance the current mortgage on the recycling center which it anticipates will occur in the first or second quarter of 2000. If the mortgage cannot be refinanced prior to its due date in February 2001, management expects that the mortgagor will extend the maturity date. The refinanced amount of the mortgage is expected to be $700,000.

         After repayment of the existing mortgage, the balance of the loan due the Operator and approxhnately $50,000 due in settlenient of all litigation, management anticipates that the remaining $185,000 balance, together with cash flow from revenues which is expected to average approximately $11,000 to $l4,000 per month during fiscal 2000, will be sufficient to finance the Company's working capital requirements for the next 12 months, including the funds required to pay the expected $7,000 per month mortgage expense. The existing litigation is related to materialmens' liens in connection with the construction of the facility in the approximate amount of $30,000 and a lawsuit claiming an ownership interest in the loan to purchase the Company's real property. The balance of the cash required to settle the latter lawsuit is $50,000 and shares of the Company's common stock. There are no future expenses expected in connection with this litigation. The Company's monthly cash operating expense averages approximately $6,000, which amount is not expected to materially increase based upon current operations. If the Company is unable to refinance its existing mortgage and cannot secure alternative funding necessary to satisfy its existing obligations, it may be unable to continue as a going concern.

                  If the Company refinances its existing mortgage and satisfies its other outstanding obligations from the proceeds therefrom, it may seek additional financing in connection with the possible expansion of its business to include trucking and 1andfill operations. Such funding will likely come from conventional sources of financing, including automobile financing companies for the trucks, the availability of which cannot be assured, and there is no assurance that the terms of such financing, if available, will be satisfactory to the Company. If such financing is not available, the Company may seek to raise funds through the sale of the Company's debt and/or equity securities, the successful sale of which, if any, cannot be assured.

         There are currently outstanding two loans from related parties in the principal sum of $41,643 and $150,000, respectively. Both loans are due upon demand and bear interest at the applicable Federal rate. The Company may repay these loans from the proceeds of the anticipated mortgage refinancing. The Company and each of the lenders have agreed to execute promissory notes for the principal amount of each loan at the same annual interest rate with maturity dates of February 2001. In the event that these notes are not repaid when due, management expects that the maturity dates will be extended by the lenders. These related parties have no obligation to make any further loans to the Company in the future notwithstanding that they have made loans in the past.

          From time to time, the Company may evaluate potential acquisitions involving complementary business, services, products, technologies or additional real estate. The Company has no present agreements or understanding with respect to any such acquisition. The Company's future capital requirements will depend on many factors, including acquisitions, if any, growth of the Company's customer base, economic conditions and other factors including the results of future operations.

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

                           PART 11- OTHER INFORMATION
--------------------------------------------------------------------------------
                    Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

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



                                        DISTRIBUTION MANAGEMENT SERVICES, INC.

Dated:     April 14, 2000               By: /s/ Leo Greenfield
                                            -------------------
                                            Leo Greenfield, President