Form 10KSB
period 2000-05-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2001-09-05
CIK 1064270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2000          Commission File No. 0-27539


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from______to_________

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
       ------------------------------------------------------------------
                    (Exact name of registrant in its charter)

              Florida                                    65-0574760
--------------------------------------      -----------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

         11601 Biscayne Blvd., Suite 201
             Miami, FL                                         33181
------------------------------------------------           -------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (305) 893-9273

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, no par value per share
                   -----------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES [ ]         NO [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $90,468

The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of August 13, 2001: Not Determinable.


As of August 13, 2001 the Registrant had 5,231,280 shares of Common Stock outstanding.

                                     PART 1

Item 1.  Description of Business

(a)      General Business Development
         ----------------------------

         History
         -------

         Distribution Management Services, Inc. ("Distribution" or the "Company"), was incorporated in Florida on January 25, 1995. The Company was formed specifically to operate a construction and demolition recycling center. In furtherance of its business plan, the Company acquired a tract of land at 2000 N. Miami Avenue, Miami, Florida and caused same to be zoned for operation as a recycling center. The recycling center was licensed with the Florida Department of Environmental Regulation ("DERM") on July 6, 1995. The license is renewable annually, through Miami-Dade County, Florida, upon payment of $2,100.

         The Company constructed the buildings and placed the improvements on the land and obtained a temporary Certificate of Occupancy from the City of Miami on December 4, 1998. It commenced operations on or about February 1, 1999. The permanent Certificate of Occupancy was obtained from the City of Miami on June 24, 1999 upon compliance with all state, county and city regulations. These certificates are issued by the City of Miami to permit occupancy and use of the facility. The permanent Certificate of Occupancy requires no renewals or reissuance.

         On December 8, 1999, the Company filed a Form 10-SB registration statement with Securities and Exchange Commission ("SEC") which became effective in December 1999. Since such time, the Company has been subject to the reporting requirements of the Securities Exchange Act of 1934.

(b)      Business of the Company
         -----------------------

         Principal Operations, Services and Markets
         ------------------------------------------

         The Company, through a third party operator, operates a transfer station (also referred to herein as the recycling center) at the site which provides contractors, truckers and demolition companies, under state supervision, a conveniently located facility where recyclable materials from demolition or new construction jobs can be segregated into usable or waste categories. Once segregated, the materials are disposed of in accordance with the requirements of DERM.

         Materials from the demolition or construction of buildings, such as aluminum, glass, cardboard, paper, wood and like materials are segregated and sold to junk dealers. The materials are then sold by such dealers to manufacturers and are subsequently used in the manufacture of recycled goods of a like kind. Materials which are not recyclable are delivered to landfills operated by independent operators located in Miami-Dade County, Florida. These landfills are operated under licenses from Miami-Dade County, Florida. There are several of these other landfills scattered in locations throughout Miami-Dade County.

         In addition to the transfer station, the Company has been exploring the possibility of expanding its operations into other areas of environmental concern including the acquisition of a landfill which would be operated in conjunction with the Company's recycling center and trucking facilities which would enable the Company to provide a full service operation to contractors and developers. Management expects that once the recycling center begins to regularly receive approximately 1,200 yards of material daily, which was anticipated to occur in the 2000 fiscal year based upon current levels, it will determine whether to develop the proposed trucking operations as to which no assurances are given.

         Presently the Company derives its income solely from its Amended Operation Agreement (the "Agreement") with the operator of the landfill. The Agreement was entered into by the Company and the operator on December 22, 1998, and is for a period of five years with four automatically renewable terms of one year each. The operator also has an option to purchase the property and recycling center (collectively, the "Center") during the initial five year term of the Agreement at a purchase price of from 115% to 175% (determined by which year of the Agreement the option is exercised) of $1,300,000 which was set by the Company and the operator based, in part, upon the Company's investment in the recycling center. The Agreement was assigned by the original operator, Peerless Dade, Inc., to a new operator as permitted under the terms of the Agreement on October 24, 2000. The new operator of the Center is Allied Waste Industries, Inc.(the "Operator"). All other terms and conditions of the Agreement remained the same except that the Company now receives 10% of the gross amount collected by the Operator from "tipping fees"for the first 450 yards of materials received each day and 6% in excess of 450 yards per day. The original agreement provided for 6% and 10%, respectively.

         The Operator charges construction or waste removal companies "tipping fees" of $7.00 to $7.50 per yard for dumping of construction waste or demolition materials at the transfer station which, on average, will receive from 850 to 1,150 yards of material per day, subject to local weather and construction conditions. Notwithstanding the foregoing, pursuant to the terms of the Agreement and commencing in June 1999, Peerless-Dade had retained 50% of the Company's share of the gross amount collected until the advance from Peerless-Dade on behalf of the Company in the sum of $75,000 to obtain the Use Permit for the Center from the City of Miami was repaid. As of October 31, 2000, the advance and all accrued, unpaid interest at the rate of 7% per annum which was owed to the Operator, was paid in full.

         The Operator provides all machinery for the operation and assumes all costs, expenses and maintenance of the operation of the recycling center. Under the terms of the Agreement, the Company is responsible for the payment of mortgages, real estate taxes, permits and licenses (which taxes, permits and licenses cost approximately $2,500 per year in the aggregate) and any capital improvements.

         The recycling center is presently receiving an average of 1,000 yards of materials per day which constitutes approximately $12,100 per month in revenues received by the Company. This amount varies based upon local weather and construction conditions.

         Distribution Methods
         --------------------

         Construction and demolition waste materials are delivered to the Center by independent truckers who pay a fee of $7.00 to $7.50 per yard as "tipping fees" to dispose of the materials. The materials are then segregated into categories mandated by DERM and are then removed by truckers to junk dealers or landfill operations. At the present time, the Company does not handle the materials once they are removed from the Company's transfer station. If the required financing can be obtained, the Company intends, as set forth above, to purchase a landfill and acquire the necessary equipment to transport the materials to the Company's landfill, thereby establishing additional sources of revenue.


         Competition
         -----------

                  The issuance of permits for the operation of facilities similar to the Company's Center are extremely limited. There are presently no similar facilities available to contractors and waste removal companies in the City of Miami. Management believes that no additional permits in proximity to the Company's Center will be issued in the near future. Accordingly, management does not anticipate that it will be subject to significant competition in the foreseeable future.

         Dependence on Major Customer
         ----------------------------

         The Company's income is presently solely dependent on the Operator who is the exclusive operator for the Center pursuant to the Agreement. The existence of the Agreement may have an adverse effect on the income received by the Company since the volume of business is controlled by the Operator. The Agreement provides, however, that the Operator is required to exercise commercially reasonable efforts to maximize the business operations of the Center. In the event that the Operator fails to fulfill its obligations under the Agreement, the Company believes that it would be able to terminate the Agreement and operate the facility or obtain other operators to do so on more favorable terms to the Company.

         Patents and Proprietary Rights
         ------------------------------

         The Company has no intellectual property.

         Governmental Approvals and Regulations
         --------------------------------------

         The Company's Center has been approved by and operates under licenses issued by the State of Florida, City of Miami and Miami-Dade County, Florida, all in accordance with the regulations imposed by DERM and enforced through the City of Miami and Miami-Dade County, Florida. As of the date of this filing, all licenses and permits are in good standing. The Solid Waste Operating Permit issued, through DERM by Miami-Dade County, Florida, must be renewed annually.

         The Company and the Operator are subject, directly and indirectly, to regulations and various laws of the State of Florida, City of Miami and Miami-Dade County, Florida relating to the operation of the Company's business. The Company and the Operator are in material compliance with all applicable laws relating to the Company's business and operations, particularly the requirements of DERM which has required that the Company file a Contamination Assessment Plan (the "Plan"). The Plan was filed with DERM on September 16, 1999. The Plan was prepared by LandScience, Inc. Environmental Consultants. LandScience, Inc., whose office is located at 2124 NE 123rd Street, #206, North Miami, Florida 33181, specializes in environmental concerns. All groundwater samples from the Center were previously submitted to DERM.

         On September 1, 1999, Leo Greenfield, the President and a director of the Company, was individually charged by the State of Florida with "littering" in violation of Fla.Stat. 403.413(4) which is a third degree felony and carries a maximum penalty of up to five years imprisonment and a possible $5,000 fine. Such charge is based on a claim that 22 barrels of liquid material pumped from a ground storage tank during construction of the facility were temporarily stored by the contractor in a fenced-off alley adjoining the Company's property. At such time, Leo Greenfield was not an officer or director of the Company. Three months prior to the charges being made, the barrels and material were disposed of in accordance with the requirements and approval of DERM and in accordance with all environmental regulations. Mr. Greenfield denied any violation of such statute or wrongdoing of any kind; however, in order to dispose of the charge, Mr. Greenfield entered a plea of nolle contendre on March 21, 2000, without an adjudication, and the Company paid the County's expenses of approximately $12,500.

         Research and Development Costs
         ------------------------------

         The Company is not involved with any research or development at this time.

         Employees
         ---------

         As of the present time the Company has no paid employees. The President, Vice President and the Secretary of the Company presently serve without compensation and have provided the services required to establish the Company's current business and operation.


Item 2.  Properties.

         The Company's executive offices are located at 11601 Biscayne Blvd., Suite 201, Miami, Florida 33181, and substantially all of its operating activities are conducted from, that location which is the office of the President. The Company pays no rent for these offices; however, the President is under no continuing obligation to provide the use of the Company's executive offices free of charge. Management believes that as the Company expands its operations it will enter into an appropriate lease agreement for such facilities as may be necessary for conducting its operations. Any such lease agreement is expected to be on such terms and conditions customary for similar facilities in the Company's geographical area. The Company's operations are conducted from facilities located on real property owned by the Company. The Company is not in the business of investing in real estate or real estate mortgages.

         The Company is the owner in fee simple of a tract of land comprising approximately 32,000 square feet located at 2000 North Miami Avenue, Miami, Florida, upon which it has constructed the Center. The Center is enclosed by an 8' high concrete wall, and consists of a 5,000 square foot open operations building and a 900 square foot office facility. The remaining areas of the site are appropriately paved and drained and are used as receiving areas. The improvements were financed in part by a mortgage loan from an unaffiliated third party in the aggregate amount of $375,000 which bears interest at 12% per annum payable monthly. The maturity date was February 1, 2001 but was extended by the lender to February 1, 2004.

Item 3.  Legal Proceedings

         The Company is a party to the following legal proceedings:

                           a. Suit filed in May 1999 in the Circuit Court, in
and for Miami-Dade County, Florida, Case No. 99-13058 CA 10, Central Concrete v. Distribution Management Services, Inc., seeking $26,484.93 pursuant to a claim for payment in connection with construction materials provided to the Company. The Company has filed affirmative defenses. A settlement agreement has been entered it for the Company to pay $35,000 by September 30, 2001.

                           b. Suit filed in March 1998 in the Circuit Court, in
and for Miami-Dade County, Florida, Case No. 98-6581 CA 02 (03). Ronald L. Book
v. Romolo Egidi, et al. Plaintiff claimed an ownership interest in the real property on which the Center is located which collateralized a loan previously made to the Company to purchase the property. The case was settled and the Court dismissed the suit but retained jurisdiction to reinstate the claim in the event the Agreement to Settle and Standstill Agreement entered into on July 7, 1999, was not complied with. A payment was made by the Company to the plaintiff in the amount of $135,000, with an additional payment of $50,000 in May 2001. A Quit Claim Deed dated May 10, 2001 in favor of the Company was filed and recorded, general releases executed and the matters entirely settled.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the vote of security holders during the year ended May 31, 2000.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

         The Company's common stock currently trades in the "pink sheets" under the trading symbol "DMGS". The Company's common stock was listed for trading on the over-the-counter bulletin board (OTC:BB) on August 17, 1998, but became ineligible to continue trading on October 18, 2000 because its Form 10-KSB for the fiscal year ended May 31, 2000 was not timely filed with the Securities and Exchange Commission. The Company intends to apply for listing on the OTC:BB once it has filed all late reports under the Securities Exchange Act of 1934.

         The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since the common stock commenced actual trading, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions:


                                           High Bid          Low Bid
                                           --------          -------
          Fiscal 1999
          -----------
         First Quarter                       5.375             2.00

         Second Quarter                      5.75              1.4375

         Third Quarter                       5.50              1.50

         Fourth Quarter                      2.375             .25


         Fiscal 2000
         -----------

         First Quarter                       1.125             .50

         Second Quarter                      .875              .375

         Third Quarter                       1.125             .28

         Fourth Quarter                      .25               .08


         Fiscal 2001
         -----------

         First Quarter                       .10               .09

         Second Quarter                      .12               .08

         ----------------------
         * Since October 18, 2000, the Company's common stock no longer trades on the OTC:BB.

         There can be no assurance that an active public market for the common stock will continue or be sustained. In addition, the shares of common stock are subject to various governmental or regulatory body rules which affect the liquidity of the shares.

         The Company presently is authorized to issue 15,000,000 shares of Common Stock, of which 5,231,280 shares were outstanding on August 13, 2001.

Holders

         There were approximately 26 holders of record of the Company's common stock as of August 13, 2001.

         Dividends

         The Company has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company currently intends to retain its earnings for the operation and expansion of its business. The Company's continued need to retain earnings for operations and expansion are likely to limit the Company's ability to pay dividends in the future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations
         ---------------------

         Twelve Months Ended May 31, 2000 compared to May 31, 1999.
         ----------------------------------------------------------

         During the fiscal year ended May 31, 2000, payments were made against various obligations of the Company, For the year ended May 31, 2000 the Company received revenues from the operation of the Center of approximately $89,900. This amount represents the Company's share of revenues pursuant to the Agreement described in Note 6 to the Company's audited financial statements after deductions made on a monthly basis commencing June 1, 1999 for the outstanding $75,000 loan made by Peerless-Dade, the operator of the Center at time. This loan and all unpaid, accrued interest at the rate of 7% per annum was paid in full in October 2000.

         The gross volume of materials delivered to the Center averaged approximately 750 yards per day during fiscal 1999 compared to 950-1000 yards in fiscal 2000. This amount is still approximately 30% less than the anticipated volume of 1,500 yards per day, however, the daily volume continues to increase. The Operator regularly solicits business throughout Miami-Dade County and Broward County, Florida through telephone and direct mail advertising Management anticipates that as more contractors and waste disposal companies become familiar with the convenient location of the facility and with the continual increase of demolition and construction activity in downtown Miami and Miami Beach, revenues will continue to improve during the fourth quarter and thereafter.


         Liquidity and Capital Resources
         -------------------------------

         As of May 31, 2000, the Company had cash on hand of approximately $1,629. There has been a steady monthly increase in the number of cubic yards being delivered to the Center which, in turn, increases the monthly revenue received by the Company pursuant to the Agreement. The monthly gross revenue received by the Company from February 1999, when the Center commenced operations, through May 31, 1999 increased from approximately $165 to approximately $9,428 for the fiscal year ended May 31, 2001. Management believes that these numbers represent a positive upward trend in the amount of materials that are being delivered to the Center on a daily basis. The Company obtained an extension on the current mortgage on the Center from February 1, 2001 to February 1, 2004.

         In October 2000, the advance of $75,000 from the Peerless-Dade together with all accrued, unpaid interest thereon was paid in full. Management anticipates that after the payment of pending litigation claims, cash flow from revenues, which are expected to average approximately $ 10,000 to $12,000 per month during fiscal 2001, will be sufficient to fund the Company's existing working capital requirements for the next 12 months, including the funds required to pay the $4,750 per month mortgage expense. The pending litigation is related to a materialmen's lien in connection with the construction of the Center in the approximate amount of $30,000 and a lawsuit claiming an ownership interest in the loan to purchase the Company's real property. There are no future expenses expected in connection with this litigation. The Company's monthly cash operating expense averages approximately $6,000, which amount is not expected to materially increase based upon current operations. If the Company is unable to secure alternative funding necessary to satisfy its existing obligations, it may be unable to continue as a going concern.

         There are currently outstanding two loans from related parties in the principal sum of $49,000 and $150,000, respectively. Both loans are due upon demand and bear interest at the applicable Federal rate. The Company and each of the lenders have agreed to execute promissory notes for the principal amount of each loan at the same annual interest rate with maturity dates of February 2002. In the event that these notes are not repaid when due, management expects that the maturity dates will be extended by the lenders although no assurances are given. These related parties have no obligation to make any further loans to the Company in the future notwithstanding that they have made loans in the past.

         From time to time, the Company may evaluate potential acquisitions involving complementary businesses, services, products or technologies. The Company has no present agreements or understanding with respect to any such acquisition. The Company's future capital requirements will depend on many factors, including acquisitions, if any, growth of the Company's customer base, economic conditions and other factors including the results of future operations. Any such acquisition would require additional funding, through the sale of Company securities and/or other financing sources. There can be no assurances that such financing will be available to the Company.

         The Company currently has no paid employees. If operations are expanded through growth or acquisitions, the Company will hire personnel to meet these needs and may enter into employment agreements with its president or others to oversee its operations. The number of employees which may be hired will be determined by the continuity or modification of the present Agreement. and/or the expansion of the Company's present business or into other business ventures. The number of employees actually hired will be based on the Company's ability to support the increased cost through cash flow generated by such business.


         Impact of Inflation
         -------------------

         Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

         Forward-Looking Statements
         --------------------------

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995(the "Reform Act"), the Company is providing cautionary statements identifying important factors that could cause the

Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.


Item 7.  Financial Statements

         The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial statements schedules.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         On July 23, 2001, the Company filed a Form 8-K reporting a change in its certifying accountant on July 8, 2001, which Form 8-K was subsequently amended on August 3, 2001. The Company reported the dismissal of Rachlin Cohen & Holtz LLP and the retention of Martin B. Seidman, CPA as its certified public accountant for the purpose of conducting its audits and providing financial reports for the Company.

              The decision to dismiss Rachlin Cohen & Holtz LLP was recommended and approved by the Board of Directors. During the two most recent fiscal years and through the date of dismissal, there were no disagreements over accounting matters, financial disclosures or any other limitations on the scope or procedure of the independent auditor in the course of performing professional services and there was no adverse opinion or disclaimer of opinion, nor were its reports modified as to audit scope or accounting principles.

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

         (a)      Identification of Directors and Executive Officers
                  --------------------------------------------------
         As of August 13, 2001, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows: [Update all ages]


                                                           Period Served
Name                   Age    Position                     As Director*
----                   ---    --------                     -----------

Leo Greenfield         77    President and Director        March 1999 to Present

Barbara Greenfield     63    Vice President and Director   March 1998 to Present

Maria Elena
Lopez de Mendoza       60    Secretary and Director        March 1998 to Present

----------------
* From inception until March 1999, Romolo Egidi was President and a director of the Company.

          The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board.

         Leo Greenfield has been President and a director of the Company since March 1999. He is also the vice president of Double D, Inc., a privately held Florida holding company with no operations or business, which is a major shareholder of the Company. From May 1997 to March 1998, he acted as business consultant for the Company in arranging the financing for and supervising construction of the Company's facilities. In March 1998, he became the General Manager of the Company. He still serves in that capacity although he has now become President and Director of the Company. He holds an LLB Degree from the University of Miami (1948) and a BSBA Degree from the University of Miami
(1950). In 1990 he was convicted of obstruction of justice and resigned from The Florida Bar. On September 1, 1999 Mr. Greenfield was individually charged by the State of Florida with "littering" in violation of Fla. Stat.403.413(4), a class three felony with a maximum penalty of five years imprisonment and possibly up to a $5,000 fine, based on a claim that 22 barrels of liquid material were pumped from a ground storage tank during construction of the facility by the contractor and during the time that Mr. Greenfield was not an officer or director of the Company. They were temporarily stored in a fenced-off alley adjoining the Company's property. These barrels and the material were disposed of in accordance with the requirements and approval of DERM and all environmental regulations three months prior to the charges being made and. Mr. Greenfield denied any violation of such statute or wrongdoing of any kind; however, in order to dispose of the charge, Mr. Greenfield entered a plea of nolle contendre on March 21, 2000, without an adjudication, and the Company paid the County's expenses of approximately $12,500.

         Barbara Greenfield has been Vice President and a director of the Company since March 1998. She is president of Double D, Inc., a majority shareholder of the Company. Ms. Greenfield has been employed as a controller and consultant in designing computer programs. In 1998 she was employed by Panciera Funeral Homes in Hollywood, Florida and designed a computer program for their Pre-Need Division. She is presently involved in the ownership and management of

Powergate Plaza, a shopping center located in Pompano Beach, Florida. Ms. Greenfield attended the University of Miami and graduated from the School of Interior Design, a private design school. She is a licensed practitioner and has been active in the field since 1969.

         Maria Elena Lopez de Mendoza has been Secretary and Director of the Company since March 1998 and has been providing administrative services to the Company since such time. She had previously been employed by Mr. Greenfield, President of the Company, since 1973 in both the operation of his law office as well as various business enterprises in which he had been engaged.

         (b)      Directorships
                  -------------

         None of the Company's executive officers or directors is a director of any company with a class of equity securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

         (c)      Identification of Certain Significant Employees
                  -----------------------------------------------

                  None

         (d)      Family Relationships
                  --------------------

                  Leo Greenfield and Barbara Greenfield, President/Director and Vice President/Director of the Company, respectively, have been married since 1959. No other family relationship exists between the officers or any other person who may be selected as a director or executive officer of the Company.


Item 10.          Executive Compensation

The Company did not compensate prior management in the years ended May 31, 1998, 1997 and 1996,since it did not engage in business during those years, nor is it presently compensating its officers or directors. It does intend at a future date to enter into employment contracts with its officers for compensation on a reasonable basis as may be approved by the Board of Directors.

                               Summary Compensation Table
                               --------------------------

                           Annual Compensation                                Long Term Compensation
                           --------------------                               ----------------------

                                                                              Awards        Payouts
                                                                             --------    ----------------
                                                      Annual      Restricted   Under-             Other
Name and                                             Compen-      Stock        lying     LTIP    Comp-
Principal Position         Year    Salary    Bonus    sation      Awards       Option    Payouts  ensation
------------------          ----    ------   -----    ------      ------       ------    -------  --------
Leo Greenfield             2000     None     None     None         None         None     None      None
President/Director         1999     None     None     None         None         None     None      None
                           1998     None     None     None         None         None     None      None

Barbara Greenfield         2000     None     None     None         None         None     None      None
Vice President/Director    1999     None     None     None         None         None     None      None
                           1998     None     None     None         None         None     None      None

Maria Elena                2000     None     None     None         100,000      None     None      None
Lopez de Mendoza           1999     None     None     None         None         None     None      None
Secretary/Director         1998     None     None     None         None         None     None      None


Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

         All reports required by Section 16(a) of the Exchange Act were not filed on a timely basis by all directors, officers and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Act. The Initial Statements of Beneficial Ownership on Form 3 for Mr. Leo Greenfield, Ms. Barbara Greenfield, Ms. Maria Elena Lopez de Mendoza and Fidra Holdings, Inc. were filed on December 22, 1999. In addition, the Form 4 reporting the issuance of 100,000 shares to Ms. Lopez de Mendoza in April 2000 has not been filed.

         Option Grants in 2000
         ---------------------

                     None

         Aggregated Option/SAR Exercises and Fiscal Year End Options/SAR Value Table
         ----------------------------------------------------------------------

         None

         Long Term Incentive Plan ("LTIP") Awards Table
         ----------------------------------------------

         None

         Compensation of Directors
         -------------------------

         None

         Employment Contracts and Termination of Employment and Change in Control Arrangements
         ----------------------------------------------------------------

                  None

         Report on Repricing of Options/SARS
         -----------------------------------

                  None

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners
                  -----------------------------------------------

         The following table sets forth as of August 13, 2001 the ownership of Common Stock by persons known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock:

                     Name and Address              Amount and Nature of
Title of Class       of Beneficial Owner           Beneficial Ownership         Percent of Class(1)
--------------       -------------------           --------------------         -------------------
Common               CEDE & CO.
                     P.O. Box 222
                     Bowling Green Station
                     New York, NY 10274                 1,457,000                      27.4%

Common               Empresas Flagler SA
                     Cable Beach Court
                     1 West Bay Street
                     Nassau, Bahamas                      380,000                       7.1%

Common               F.M.S. Distributors,
                     8700 N.W. 47th Drive
                     Coral Springs, FL 33067              500,000                       9.4%

----------------------------------------------------------------

(1) Percentages are calculated based upon 5,321,280 shares issued and outstanding as of August 13, 2001.

         (b)      Security Ownership of Management
                  --------------------------------

                     Name and Address               Amount and Nature of             Percent
Title of Class       of Beneficial Owner            Beneficial Ownership            of Class (1)
--------------       -------------------            -----------------------         ------------
Common               Double D, Inc. (2)                 1,200,000                      22.6%
                     1721 Trafalgar Circle
                     Hollywood, FL 33069


Common               Maria Elena Lopez                    100,000                       1.9%
                     de Mendoza (3)

All officers and directors                              1,300,000                      22.5%
as a group (3 persons)

------------------------------------

(1) All percentages are calculated based upon 5,321,280 shares issued and outstanding as of August 13, 2001.

(2) Double D, Inc. is a Florida corporation. 100% of the common stock of Double D, Inc. is owned by Barbara Greenfield, vice president and a director of the Company, and the wife of Leo Greenfield, President of the Company. For the purposes of Rule 13(d), Mr. Greenfield claims beneficial ownership of these shares with his wife.

(3) Issued in April 2000 for administrative services rendered to the Company.

         (c)      Changes in Control

         There is no arrangement which may result in a change of control.

Item 12. Certain Relationships and Related Transactions

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common Stock, except as disclosed in the following paragraphs:

         On or about December 31, 1997, Double D, Inc., a company owned by Leo Greenfield, President and a director of the Company, and Barbara Greenfield, Vice President and a director of the Company, loaned the Company $150,000. The note is payable upon demand and bears interest at the applicable Federal rate. The proceeds of this loan provided additional funding for the construction of the facility.

         From approximately May 1998 through December 1998, Greenfield and DuVal, P.A. loaned the Company an aggregate of approximately $49,000. This sum is due upon demand and bears interest at the applicable Federal rate. The proceeds of this loan provided additional funding for the construction of the facility.

Item 13.          Exhibits, Financial Statements and Reports on Form 8-K.

         (a)      Documents filed as part of this Report:
                  ---------------------------------------

                  See Index to Financial Statements attached, which are included as an integral part of this Report.

         (b)      Reports on Form 8-K
                  -------------------

                  A report on Form 8-K was filed with the Commission on July 23, 2001 and amended on August 3, 2001.


         (c)      Exhibits

         2 Articles of Incorporation, as amended, filed as an exhibit and incorporated by reference to the Company's Form 10-SB filed on December 8, 1999.

         3 Bylaws filed as an exhibit and incorporated by reference to the Company's Form 10- SB filed on December 8, 1999.

         10.1 Amended Operation Agreement dated December 23, 1998 filed as an exhibit and incorporated by reference to the Company's Form 10-SB filed on December 8, 1999.

         10.2     Assumption Agreement dated October 24, 2000.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Distribution Management Services, Inc.


Date: August 28, 2001                   By:  /s/ Leo Greenfield
                                           --------------------
                                        Leo Greenfield, President
                                        and Principal Financial Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Leo Greenfield                               August 28, 2001
---------------------------------                 ---------------
Leo Greenfield                                         Date
Director


 /s/ Barbara Greenfield                           August 28, 2001
---------------------------------                 ---------------
Barbara Greenfield                                     Date
Vice President and
Director

 /s/ Maria Elena Lopez de Mendoza                 August 28, 2001
---------------------------------                 ---------------
Maria Elena Lopez de Mendoza                             Date
Secretary and Director

                                  EXHIBIT INDEX



     10.2     Assumption Agreement dated October 24, 2000

                     DISTRIBUTION MANAGEMENT SERVICES, INC.


                                TABLE OF CONTENTS
                                -----------------


                                                                     PAGE
                                                                     ----
INDEPENDENT AUDITOR'S REPORT                                         F-1
INDEPENDENT AUDITOR'S REPORT                                         F-2

FINANCIAL STATEMENTS

              BALANCE SHEET                                          F-3

              STATEMENTS OF OPERATIONS                               F-4

              STATEMENTS OF CASH FLOWS                               F-5

              STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY            F-6

              NOTES TO FINANCIAL STATEMENTS                          F-7

                             Marvin B. Seidman, CPA
                           Certified Public Accountant
                              8501 S.W. 29th Street
                              Miami, Florida 33155
                                 (305) 221-8271

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Distribution Management Services, Inc.
Miami, Florida

I have audited the accompanying balance sheet of Distribution Management Services, Inc. as of May 31, 2000, and the related statement of operations and statement of change in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the management of Distribution Management Services, Inc. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Distribution Management Services, Inc. as of May 31, 2000 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring net losses and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Marvin B. Seidman, CPA
Certified Public Accountant
July 9, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Stockholders and Directors
Distribution Management Services, Inc.
  (A Development Stage Company)
North Miami, Florida

         We have audited the accompanying statements of operations, stockholder's deficiency and cash flows of Distribution Management Services, Inc. (A Development Stage Company) for the year ended May 31, 1999. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Distribution Management Services, Inc. (A Development Stage Company), for the year ended May 31, 1999 in conformity with generally accepted accounting principles.

         The accompanying financial statements for 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements for 1999, the Company has suffered recurring net losses and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2 to the financial statements for 1999. The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rachlin Cohen & Holtz LLP
Miami, Florida
September 13, 1999

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  BALANCE SHEET

                                  May 31, 2000

                                     ASSETS
                                     ------
Current Assets:
               Cash                                                           $   1,629
               Accounts receivable                                               25,786
               Prepaid interest                                                   3,711
                                                                              ---------
                           Total current assets                               $  31,126

Property, Plant and Equipment
               Land                                                             125,000
               Plant                                                            819,894
               Less:  Accumulated Depreciation                                  (25,000)
                                                                              ---------
                           Net Property, Plant and Equipment                    919,894

Other Assets
               Deposits                                                           4,590
                                                                              ---------
               Total other assets                                                 4,590

               Total assets                                                     955,610
                                                                              =========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
               Accounts payable                                                 110,288
               Litigation settlement payable                                    275,000
               Accrued interest                                                  57,884
               Customer deposit                                                   5,000
               Advance payable                                                   32,519
               Notes payable - stockholder and related party                    201,392
                                                                              ---------
                           Total current liabilities                            682,083

Long-Term Liabilities:
               Mortgage payable                                                 375,000
               Convertible Debenture                                             20,000
                                                                              ---------
                           Total long-term liabilities                          395,000

Stockholders' Deficiency:
               Common stock; 15,000,000 shares of $.001 par value
               authorized; 5,281,280 shares issued and outstanding                5,226
               Additional paid-in capital                                       797,172
               Accumulated deficit                                             (920,271)
               Subscription receivable                                           (3,600)
                                                                              ---------
                           Total stockholders' (deficit)                       (121,473)
                                                                              ---------
                           Total liabilities and stockholders' equity           955,610
                                                                              =========

                        See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                            STATEMENTS OF OPERATIONS

                                                                 Year Ended           Year Ended
                                                                May 31, 1999         May 31, 2000
                                                                -----------          -----------
Revenue:
              Recycling fees                                    $     7,315          $    89,913
              Interest                                                   35                  555
                                                                -----------          -----------
                          Operating Income                            7,350               90,468


Costs and Expenses:
              Compensation                                           27,075               15,600
              General and administrative                             73,127              154,377
                                                                -----------          -----------
                                                                    100,202              169,977
                          Income (loss) from Operations             (92,852)             (79,509)

Other Expenses:
              Interest                                               15,476                    0
              Litigation settlement                                 410,000                    0
                                                                -----------          -----------
                                                                    425,476                    0

Net (Loss)                                                         (518,328)             (79,509)

Net (Loss) Per Common Share                                           (0.12)               (0.02)

Weighted Average Number of
Common Shares Outstanding                                         4,296,140            5,072,000









                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                   Year Ending        Year Ending
                                                                                   May 31, 1999       May 31, 2000
                                                                                   ------------       ------------
Cash Flows from Operating Activities:
    Net (Loss)                                                                      $(518,328)         $ (79,509)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
           Litigation settlement                                                      410,000                  0
           Expense paid by issuance of common stock                                         0                  0
           Credit for estimated fair value of services
              performed by officer                                                     27,075             15,600
           Credit for estimated fair value of office space                              4,344              4,344
           Depreciation                                                                 5,000             20,000
           Changes in operating assets and liabilities:
              Increase in accounts receivable                                              --             (3,711)
              Decrease (increase) in prepaid interest                                  (8,924)            (8,000)
              Increase in deposits                                                     (4,590)                 0
              Increase in accrued interest payable                                         --             12,863
              Increase (decrease) in accounts payable                                  96,445             13,843
              Customer Deposits                                                            --              5,000
                                                                                    ---------          ---------
                        Net cash provided by (used in) operating activities            11,022            (19,570)

Cash Flows from Investing Activities:
    Restricted cash                                                                   (10,000)
    Construction of recycling facility                                               (426,524)           (35,047)
                                                                                    ---------          ---------
        Net cash used in investing activities                                        (436,524)           (35,047)

Cash Flows from Financing Activities:
    Payments of obligation related to litigation settlement                                 0           (135,000)
    Proceeds from issuance of common stock                                                  0                  0
    Proceeds from restricted cash                                                           0             10,000
    Proceeds from exercise of warrants                                                440,000                  0
    Proceeds from mortgage payable                                                     50,000                  0
    Proceeds from advance payable                                                      75,000                  0
    Repayment of advance payable                                                            0            (42,481)
    Proceeds from stockholder and related party loans                                 141,707                  0
    Repayment of stockholder and related party loans                                 (100,165)            (4,142)
    Proceeds from convertible debenture                                                     0             20,000
                                                                                    ---------          ---------
        Net cash (used in) provided by financing activities                           606,542           (151,623)

Net (Decrease) Increase in Cash                                                       181,040           (206,240)

Cash, Beginning                                                                        26,829            207,869
                                                                                    ---------          ---------

Cash, Ending                                                                        $ 207,869          $   1,629
                                                                                    =========          =========

Cash Paid and Capitalized During the Period for Interest                            $  53,924          $      --
                                                                                    =========          =========

                        See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

              STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                             Stock         Additional
                                                                          Subscription       Paid-In      Accumulated
                                             Shares          Amount        Receivable        Capital        Deficit         Total
                                           ----------      ----------      ----------      ----------    -----------     ----------
Balance, May 31, 1998                       4,100,000      $    4,100      $   (3,600)     $  306,935     $ (322,435)    $  (15,000)
Year Ended May 31, 1999:
Credit for estimated fair value
  of services performed by officer                                                             27,075                        27,075
Credit for estimated fair value
  of office space used                                                                          4,344                         4,344
Exercise of warrants ($.40 per share)         850,000             850                         339,150                       340,000
Exercise of warrants ($1.00 per share)        100,000             100                          99,900                       100,000
Net (Loss)                                                                                                  (518,328)    $ (518,328)
                                           ----------      ----------      ----------      ----------    -----------     ----------

Balance, May 31, 1999                       5,050,000      $    5,050      $   (3,600)     $  777,404     $ (840,763)    $  (61,909)
Year Ended May 31, 2000:
Stock issued                                  176,280             176                           3,350                         3,526
Credit for estimated fair value
  of services performed by officer                                                             15,600                        15,600
Credit for estimated fair value
  of office space used                                                                          4,344                         4,344
Net (Loss)                                                                                                   (83,035)       (79,509)
                                           ----------      ----------      ----------      ----------    -----------     ----------
Balance, May 31, 2000                       5,281,280      $    5,281      $   (3,600)     $1,055,587     $ (917,883)    $  139,385
                                           ==========      ==========      ==========      ==========    ===========     ==========





                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2000

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Enterprise

         Distribution Management Services, Inc. (the Company) was incorporated in the State of Florida on January 25, 1995. The Company was organized for the purpose of operating a transfer station for recycling of construction and demolition materials in Miami, Florida. From incorporation, the Company was principally engaged in organizational activities, construction of its recycling facility, and raising capital until approximately May 1999. Accordingly, the Company was considered to be in the development stage. The company ceased being a development stage company during the year beginning June 1, 1999. The plant operations were substantial based on its design. That year the purpose of the operating plant was achieved.

Property, Plant, and Equipment

         Property, plant and equipment are recorded at cost, including interest incurred during the period of construction. Depreciation has been calculated using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life of the recycling facility is 40 years.

Revenue Recognition

         The limited revenues generated by the Company consist solely of recycling fees in connection with the Operation Agreement described in
         Note 5. The Company recognizes revenue when the recycling services are performed.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Earnings Per Common Share

         The net earnings per common share in the accompanying statements of operations has been computed based upon the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The basic and diluted net earnings per common share in the accompanying statements of operations is based upon the net earnings divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants would be anti-dilutive.

Income Taxes

         The Company accounts for income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. No provision for income taxes were made due to losses in startup operations.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  MAY 31, 2000

Recent Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or the liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, we have not entered into derivative contracts to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material effect on our consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on our consolidated results of operations, financial position, and cash flows.

NOTE 2. GOING CONCERN

Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue on a going concern basis, including, the realization of assets and liquidation of liabilities in the ordinary course of business. There are significant uncertainties with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet and fund its commitments "with regard to existing liabilities and recurring expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3. RESTRICTED CASH

         On May 31, 1999 the Company had restricted cash of $10,000 invested in a certificate of deposit earning interest at 4.22%, which matured on April 23, 2000. At maturity this became unrestricted.

NOTE 4. MORTGAGE PAYABLE

         Mortgage payable to an individual; collateralized by the property, plant, and equipment. Interest at 12% is payable monthly. Principal is due March 31, 2004 in the amount of $375,000.

NOTE 5. STOCKHOLDER AND RELATED PARTY TRANSACTIONS

         There are significant funds that have been advanced by or through Mr. Leo Greenfield evidenced by the amounts carried on the Balance Sheet as a current liability. This liability could adversely affect cash flow in the future.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Litigation Settlement

         A suit was filed against the Company by two former stockholders alleging that a principal stockholder of the Company forged their names on certain agreements, contracts and stock certificates. One former stockholder entered into a settlement agreement with the Company, which provided for the payment of $185,000 and the issuance of 5,000 shares of common stock valued at $10,000. On July 7, 1999, the Company paid $135,000 of this obligation with the remaining $50,000 of this obligation and the issuance of 5,000 shares of common stock due December 31, 1999. The Company has reached an agreement in principle with the second former stockholder to settle this claim. As settlement, the Company will issue shares of common stock valued at approximately $215,000. This settlement was subsequently completed by the parties and the case dismissed permanently.

         The total of $410,00 related to the settlement of this litigation has been charged to operations in the year ended May 31, 1999. Recognition of this litigation settlement had the impact of increasing net loss and loss per common share by $410,000 and $.09, respectively, for the year ended May 31, 1999.

Construction Liens

         As of May 31, 2000, there remains litigation open though settled in principle by the parties and the agreed liabilities recorded. It may be possible that these amounts may change but management is confident that amounts recorded in the accounts payable section will be sufficient to meet these obligations.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  MAY 31, 2000

NOTE 6. COMMITMENTS AND CONTINGENCIES (Continued)

Operation Agreement

         During December 1998, the Company entered into an Operation Agreement (as amended) with a management company to operate a recycling facility. The agreement called for an advance to the Company by the management company in the amount of $75,000. The management company will be reimbursed by retaining fifty percent of the gross amounts collected until the advance is fully repaid. Interest will accrue on the unpaid balance at a rate of 7% per month. Use of the advanced funds was exclusively for the purpose of obtaining the use permit from the City of Miami and the completion of any necessary work for the commencement of the facility's operations. As of May 31, 2000, $32,519 remains outstanding.

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

Environmental Regulation and Compliance

         The Company is subject directly and indirectly to regulations and various laws of both the State of Florida and Miami-Dade County as well as Federal regulations and statutes. The Company believes it is in compliance with all applicable laws and has obtained an annual solid waste operating permit, which company keeps current.

NOTE 7. RELATED PARTY TRANSACTIONS

         The Company uses the office facilities of a related party as its administrative offices. There is currently no lease agreement with this related party. The Company records an imputed rent, which is charged to operations.

         The Company's president has agreed not to receive any compensation. The value of his services is recorded as estimated fair value of his services in the Statement of Change in Stockholders' Equity (Deficit).

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  MAY 31, 2000

NOTE 8. INCOME TAXES

         No credit for income taxes has been reflected in the accompanying financial statements for 1999 and 2000 because of the significant uncertainty that exists regarding the realization of such income tax credits (see below).

         As of May 31, 2000, the Company estimates that it has net operating loss carry forwards of approximately $920,000, which expire in various years through 2015; however, the utilization of the benefits of such carry forwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carry forwards and, accordingly, deferred tax assets of approximately $373,000 as of May 31, 2000 were subject to and presented net of a 100% valuation allowance, therefore, zero.

         The Company is delinquent in the filing of various federal, state and local income and other tax returns. The ultimate determination of the Company's taxable income, including the amount and expiration dates of net operating loss carry forwards, is subject to, among other things, certain restrictions as a result of the late filing of the various tax returns. The Company may also be subject to possible review and examination of such tax returns by the appropriate taxing authorities. Additional income taxes, including penalties for non-compliance and interest, if any, which may be assessed, will be charged to operations when determined.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carry forwards. Under such circumstances, the potential benefits from utilization of the tax loss carry forwards as of that date may be substantially limited or reduced on an annual basis. To the extent that net operating loss carry forwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.