Form 10KSB
period 2001-05-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2001-09-28
CIK 1064270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2001            Commission File No. 0-27539


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from______to_________

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
       ------------------------------------------------------------------
                    (Exact name of registrant in its charter)


          Florida                                         65-0574760
------------------------------                        ------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

11601 Biscayne Blvd., Suite 201
          Miami, FL                                          33181
----------------------------------------              -------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (305) 893-9273

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

YES [   ]         NO [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $120,804

The aggregate market value of the voting Common stock held by non-affiliates of the Registrant as of August 31, 2001: Not Determinable.


As of August 31, 2001 the Registrant had 5,231,280 shares of Common stock outstanding.

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

         Presently the Company derives its income solely from its Amended Operation Agreement (the "Agreement") with the operator of the landfill. The Agreement was entered into by the Company and the operator on December 22, 1998, and is for a period of five years with four automatically renewable terms of one year each. The operator also has an option to purchase the property and recycling center (collectively, the "Center") during the initial five year term of the Agreement at a purchase price of from 115% to 175% (determined by which year of the Agreement the option is exercised) of $1,300,000 which was set by the Company and the operator based, in part, upon the Company's investment in the recycling center. The Agreement was assigned by the original operator, Peerless Dade, Inc., to a new operator as permitted under the terms of the Agreement on October 24, 2000. The new operator of the Center is Allied Waste Industries, Inc. (the "Operator"). All other terms and conditions of the Agreement remained the same except that the Company now receives 10% of the gross amount collected by the Operator from "tipping fees"for the first 450 yards of materials received each day and 6% in excess of 450 yards per day. The original agreement provided for 6% and 10%, respectively.

         The Operator charges construction or waste removal companies "tipping fees" of $7.00 to $7.50 per yard for dumping of construction waste or demolition materials at the transfer station which, on average, will receive from 850 to 1,150 yards of material per day, subject to local weather and construction conditions. Notwithstanding the foregoing, pursuant to the terms of the Agreement and commencing in June 1999, Peerless- Dade had retained 50% of the Company's share of the gross amount collected until the advance from Peerless-Dade on behalf of the Company in the sum of $75,000 to obtain the Use Permit for the Center from the City of Miami was repaid. As of October 31, 2000, the advance and all accrued, unpaid interest at the rate of 7% per annum which was owed to the Operator, was paid in full.

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

         The recycling center is presently receiving an average of 1,000 yards of materials per day, approximately 200 yards less than was anticipated to be reached by early in the first quarter of the fiscal year ended May 31, 2001. This present amount of yardage constitutes approximately $12,100 per month in revenues received by the Company. This amount varies due to local weather and construction conditions.

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

         Competition
         -----------

         The issuance of permits for the operation of facilities similar to the Company's Center are extremely limited. There are presently no similar facilities available to contractors and waste removal companies in the City of Miami. Management believes that no additional permits in proximity to the Company's Center will be issued in the near future. Accordingly, management does not anticipate that it will be subject to significant competition in the foreseeable future although no assurances are given.

         Dependence on Major Customer
         ----------------------------

        The Company's income is presently solely dependent on the Operator who is the exclusive operator for the Center pursuant to the Agreement. The existence of the Agreement may have an adverse effect on the income received by the Company since the volume of business is controlled by the Operator. The Agreement provides, however, that the Operator is required to exercise commercially reasonable efforts to maximize the business operations of the Center. In the event that the Operator fails to fulfill its obligations under the Agreement, the Company believes that it would be able to terminate the Agreement and operate the facility or obtain other operators to do so on what may be more favorable terms to the Company.

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

         The Company and the Operator are subject, directly and indirectly, to regulations and various laws of the State of Florida, City of Miami and Miami-Dade County, Florida relating to the operation of the Company's business. The Company and the Operator are in material compliance with all applicable laws relating to the Company's business and operations, particularly the requirements of DERM which required that the Company file a Contamination Assessment Plan (the "Plan"). The Plan was filed with DERM on September 16, 1999. The Plan was prepared by LandScience, Inc. Environmental Consultants. LandScience, Inc., whose office is located at 2124 NE 123rd Street, #206, North Miami, Florida 33181, specializes in environmental concerns. All groundwater samples from the Center were previously submitted to DERM.

         On September 1, 1999, Leo Greenfield, the President and a director of the Company, was individually charged by the State of Florida with "littering" in violation of Fla.Stat. 403.413(4) which is a third degree felony and carries a maximum penalty of up to five years imprisonment and a possible $5,000 fine. Such charge is based on a claim that 22 barrels of liquid material pumped from a ground storage tank during construction of the facility were temporarily stored by the contractor in a fenced-off alley adjoining the Company's property. At such time, Leo Greenfield was not an officer or director of the Company. Three months prior to the charges being made, the barrels and material were disposed of in accordance with the requirements and approval of DERM and in accordance with all environmental regulations. Mr. Greenfield denied any violation of such statute or wrongdoing of any kind; however, in order to dispose of the charge, Mr. Greenfield entered a plea of nolle contendre on March 21, 2000, without an adjudication, and the Company paid the County's expenses related to this matter of approximately $12,500.

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


Item 2.  Properties.

         The Company's executive offices are located at 11601 Biscayne Blvd., Suite 201, Miami, Florida 33181, and substantially all of its operating activities are conducte from, that location which is the office of the President. The Company pays no rent for these offices; however the President is under no continuing obligation to provide the use of the Company's executive offices free of charge. Management believes that as the Company expands its operations it will enter into an appropriate lease agreement for such facilities as may be necessary for conducting its operations. Any such lease agreement is expected to be on such terms and conditions customary for similar facilities in the Company's geographical area. The Company's operations are conducted from facilities located on real property owned by the Company. The Company is not in the business of investing in real estate or real estate mortgages.

         The Company is the owner in fee simple of a tract of lan comprising approximately 32,000 square feet located at 2000 North Miami Avenue, Miami, Florida, upon which it has constructed the Center. The Center is enclosed by an 8' high concrete wall, and consists of a 5,000 square foot open operations building and a 900 square foot office facility. The remaining areas of the site are appropriately paved and drained and are used as receiving areas. The improvements were financed in part by a mortgage loan from an unaffiliated third party in the aggregate amount of $375,000 which bears interest at 12% per annum payable monthly. The maturity date of the mortgage was February 1, 2001 but was extended by the lender to February 1, 2004.


Item 3.  Legal Proceedings

         The Company is a party to the following legal proceedings:

            a. Suit filed in May 1999 in the Circuit Court, in and for Miami-Dade County, Florida, Case No. 99-13058 CA 10, Central Concrete v. Distribution Management Services, Inc., seeking $26,484.93 pursuant to a claim for payment in connection with construction materials provided to the Company. A settlement agreement has been entered into for the Company to pay $35,000 by September 30, 2001.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the vote of security holders during the year ended May 31, 2001.


                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters.

            The Company's common stock currently trades in the "pink sheets" under the trading symbol "DMGS". The Company's common stock was listed for trading on the over- the-counter bulletin board (OTC:BB) on August 17, 1998, but became ineligible to continue trading on October 18, 2000 because its Form 10-KSB for the fiscal year ended May 31, 2000 was not timely filed with the Securities and Exchange Commission. The Company intends to apply for listing on the OTC:BB once it has filed all late reports under the Securities Exchange Act of 1934.

            The following table sets forth the highest and lowest bi prices for the common stock for each calendar quarter and subsequent interim period since the common stock commenced actual trading, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions:

                                            High Bid           Low Bid
                                            --------           -------

         Fiscal 1999

         First Quarter                        5.375              2.00

         Second Quarter                        5.75            1.4375

         Third Quarter                         5.50              1.50

         Fourth Quarter                       2.375               .25


         Fiscal 2000

         First Quarter                        1.125               .50

         Second Quarter                        .875              .375

         Third Quarter                        1.125               .28

         Fourth Quarter                         .25               .08


         Fiscal 2001

         First Quarter                          .10               .09

         Second Quarter                         .12               .08

         Third Quarter                          .11               .11

         Fourth Quarter                         .11               .11

----------------------
            * Since October 18, 2000, the Company's common stock no longer trades on the OTC:BB.

            There can be no assurance that an active public market for the common stock will continue or be sustained. In addition, the shares of common stock are subject to various governmental or regulatory body rules which affect the liquidity of the shares.

            The Company presently is authorized to issue 15,000,000 shares of common stock, of which 5,231,280 shares were outstanding on August 31, 2001.

Holders

         There were approximately 26 holders of record of the Company's common stock as of August 31, 2001.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Results of Operations
         ---------------------

         Twelve Months Ended May 31, 2001 compared to May 31, 2000.
         ----------------------------------------------------------

         During the fiscal year ended May 31, 2001, payments were made against various obligations of the Company, For the year ended May 31, 2001 the Company received revenues from the operation of the Center of approximately $120,800. This amount represents the Company's share of revenues pursuant to the Agreement described in Note 6 to the Company's audited financial statements after deductions made on a monthly basis commencing June 1, 1999 for the outstanding $75,000 loan made by Peerless-Dade, the operator of the Center at time. This loan and all unpaid, accrued interest at the rate of 7% per annum was paid in full in October 2000.

         The gross volume of materials delivered to the Center averaged approximately 1,000 yards per day during fiscal 2001 compared to 950-1000 yards in fiscal 2000. This amount is still approximately 33% less than the anticipated volume of 1,500 yards per day, however, the daily volume continues to increase. The Operator regularly solicits business throughout Miami-Dade County and Broward County, Florida through telephone and direct mail advertising Management anticipates that as more contractors and waste disposal companies become familiar with the convenient location of the facility and with the continual increase of demolition and construction activity in downtown Miami and Miami Beach, revenues will continue to improve during the fourth quarter and thereafter.


         Liquidity and Capital Resources
         -------------------------------

         As of May 31, 2001, the Company had cash on hand of approximately $6,335. There has been a steady monthly increase in the number of cubic yards being delivered to the Center which, in turn, increases the monthly revenue received by the Company pursuant to the Agreement. The monthly gross revenue received by the Company from February 1999, when the Center commenced operations, through May 31, 1999 increased from approximately $165 to approximately $10,000 for the fiscal year ended May 31, 2001. Management believes that these numbers represent a positive upward trend in the amount of materials that are being delivered to the Center on a daily basis. The Company obtained an extension on the current mortgage on the Center from February 1, 2001 to February 1, 2004.

         In October 2000, the advance of $75,000 from Peerless-Dade, the former Center operator, together with all accrued, unpaid interest thereon was paid in full. Management anticipates that after the payment of pending litigation claims, cash flow from revenues, which are expected to average approximately $10,000 to $12,000 per month during fiscal 2002, will be sufficient to fund the Company's existing working capital requirements for the next 12 months, including the funds required to pay the $4,750 per month mortgage expense. The pending litigation is related to a materialmen's lien in connection with the construction of the Center in the approximate amount of $30,000 and a lawsuit claiming an ownership interest in the loan to purchase the Company's real property. There are no future expenses expected in connection with this litigation. The Company's monthly cash operating expense averages approximately $6,000, which amount is not expected to materially increase based upon current operations. If the Company is unable to secure alternative funding necessary to satisfy its existing obligations, it may be unable to continue as a going concern.

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


                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

    (a)  Identification of Directors and Executive Officers
         --------------------------------------------------

         As of August 31, 2001, the directors and executive officers of the Company, their ages, positions in the

Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                             Period Served
 Name                 Age    Position                         As Director*
------                ---    --------                         -----------
Leo Greenfield        77     President and Directo         March 1999 to Present

Barbara Greenfield    63     Vice President and Director   March 1998 to Present

Maria Elena
Lopez de Mendoza      60     Secretary and Director        March 1998 to Present

-----------------

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

         (c) Identification of Certain Significant Employees
             ------------------------------------------------
             None


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

                                        Summary Compensation Table
                                        --------------------------

                                Annual Compensation                            Long Term Compensation
                                -------------------                            ----------------------

                                                                             Awards          Payouts
                                                                             ------     -----------------
                                                     Annual      Restricted   Under-             Other
Name and                                             Compen-     Stock        lying     LTIP     Comp-
Principal Position         Year    Salary   Bonus    sation      Awards       Option    Payouts  ensation
------------------         ----    ------   -----    ------      ------       ------    -------  --------
Leo Greenfield             2001     None    None     None         None         None     None     None
President/Director         2000     None    None     None         None         None     None     None
                           1999     None    None     None         None         None     None     None

Barbara Greenfield         2001     None    None     None         None         None     None     None
Vice President/Director    2000     None    None     None         None         None     None     None
                           1999     None    None     None         None         None     None     None


                                Annual Compensation                            Long Term Compensation
                                -------------------                            ----------------------

                                                                             Awards          Payouts
                                                                             ------     -----------------
                                                     Annual      Restricted   Under-             Other
Name and                                             Compen-     Stock        lying     LTIP     Comp-
Principal Position         Year    Salary   Bonus    sation      Awards       Option    Payouts  ensation
------------------         ----    ------   -----    ------      ------       ------    -------  --------
Maria Elena                2001     None    None     None         None         None     None      None
Lopez de Mendoza           2000     None    None     None        100000        None     None      None
Secretary/Director         1999     None    None     None         None         None     None      None


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

         Option Grants in 2001

         None

         Aggregated Option/SAR Exercises and Fiscal Year End Options/SAR Value
         ---------------------------------------------------------------------
         Table
         -----

         None


         Long Term Incentive Plan ("LTIP") Awards Table
         ----------------------------------------------

         None


         Compensation of Directors
         --------------------------

         None


         Employment Contracts and Termination of Employment and Change in
         ----------------------------------------------------------------
         Control Arrangements
         --------------------

         None

                  Report on Repricing of Options/SARS

                  None


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners

         The following table sets forth as of August 31, 2001 the ownership of common stock by persons who own beneficially more than 5% of the outstanding shares of the Company's common stock:

                 Name and Address      Amount and Nature of
Title of Class   of Beneficial Owner   Beneficial Ownership  Percent of Class(1)
--------------   -------------------   --------------------  -----------------
Common           CEDE & CO.
                 P.O. Box 222
                 Bowling Green Station
                 New York, NY 10274        1,457,000              27.4%

Common           Empresas Flagler SA
                 Cable Beach Court
                 1 West Bay Street
                 Nassau, Bahamas             380,000               7.1%

Common           F.M.S. Distributors,
                 8700 N.W. 47th Drive
                 Coral Springs, FL 33067     500,000               9.4%
-------------------
(1) Percentages are calculated based upon 5,321,280 shares issued and outstanding as of August 31, 2001.

         (b) Security Ownership of Management

                 Name and Address      Amount and Nature of
Title of Class   of Beneficial Owner   Beneficial Ownership  Percent of Class(1)
--------------   -------------------   --------------------  -----------------

Common           Double D, Inc. (2)         1,200,000             22.6%
                 1721 Trafalgar Circle
                 Hollywood, FL 33069

Common           Maria Elena Lopez            100,000              1.9%
                 de Mendoza (3)

All officers and directors                  1,300,000             22.5%
as a group (3 persons)

--------------------
(1) All percentages are calculated based upon 5,321,280 shares issued and outstanding as of August 31, 2001.

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


     (c) Exhibits
         --------

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

      10.2 Assumption Agreement dated October 24, 2000 filed as an exhibit to the Company's Form 10- KSB for the fiscal year ended May 31, 2000 filed on September 5, 2001.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Distribution Management Services, Inc.


Date: September 24, 2001                By:  /s/ Leo Greenfield
                                             -----------------------------------
                                        Leo Greenfield, President
                                        and Principal Financial Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Leo Greenfield                                    September 24, 2001
------------------------------------                   ------------------
Leo Greenfield                                                Date
President and Director


 /s/ Barbara Greenfield                                September 24, 2001
------------------------------------                   ------------------
Barbara Greenfield                                            Date
Vice President and
Director

 /s/ Maria Elena Lopez de Mendoza                      September 24, 2001
------------------------------------                   ------------------
Maria Elena Lopez de Mendoza                                  Date
Secretary and Director

                     DISTRIBUTION MANAGEMENT SERVICES, INC.


                                TABLE OF CONTENTS
                                -----------------


                                                                   PAGE
                                                                   ----
INDEPENDENT AUDITOR'S REPORT                                        F-2


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

              NOTES TO FINANCIAL STATEMENTS                         F-7

                             Marvin B. Seidman, CPA
                           Certified Public Accountant
                              8501 S.W. 29th Street
                              Miami, Florida 33155
                                 (305) 221-8271

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Distribution Management Services, Inc.
Miami, Florida

I have audited the accompanying balance sheet of Distribution Management Services, Inc. as of May 31, 2001, and the related statements of operations and statement of change in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the management of Distribution Management Services, Inc. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Distribution Management Services, Inc. as of May 31, 2001, and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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






Marvin B. Seidman, CPA
Certified Public Accountant

July 9, 2001

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  BALANCE SHEET

                                  May 31, 2001


                                       ASSETS
Current Assets:
               Cash                                                          $     6,335
               Accounts receivable                                                11,036
               Prepaid interest                                                   36,484
                                                                             -----------
                           Total current assets                              $    53,855

Property, Plant and Equipment
               Land                                                              125,000
               Plant                                                             827,197
               Less:  Accumulated Depreciation                                   (45,000)
                                                                             -----------
                           Net Property, Plant and Equipment                     907,197

Other Assets
               Deposits                                                            4,590
                                                                             -----------
               Total other assets                                                  4,590

               Total assets                                                      965,642
                                                                             ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
               Accounts payable                                                   86,730
               Accrued interest                                                   67,960
               Notes payable - stockholder and related party                     276,567
                                                                             -----------
                           Total current liabilities                             431,257

Long-Term Liabilities:
               Mortgage payable                                                  375,000
               Convertible Debenture                                              20,000
                                                                             -----------
                           Total long-term liabilities                           395,000

Stockholders' Deficiency:
               Common stock; 15,000,000 shares of $.001 par value
               authorized; 5,281,280 shares issued and outstanding ..              5,281
               Additional paid-in capital                                      1,055,587
               Accumulated deficit                                              (917,883)
               Subscription receivable                                            (3,600)
                                                                             -----------
                           Total stockholders' equity                            139,385
                                                                             -----------
                           Total liabilities and stockholders' equity            965,642
                                                                             ===========

                        See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                            STATEMENTS OF OPERATIONS




                                                   Year Ended        Year Ended
                                                  May 31, 2000      May 31, 2001
                                                 -------------      ------------
Revenue:
       Recycling fees                            $     89,913       $   120,804
       Interest                                           555                --
                                                 ------------       -----------
             Operating Income                          90,468           120,804


Costs and Expenses:
       Compensation                                    17,600            15,600
       General and administrative                     155,903           124,239
                                                 ------------       -----------
                                                      173,503           139,839
             Income (loss) from Operations            (83,035)          (19,035)

       Extraordinary Income                                --            24,950

Net Income (Loss)                                     (83,035)            5,915

Net Income (Loss) Per Common Share                      (0.02)             0.00

Weighted Average Number of
Common Shares Outstanding                           5,072,000         5,254,000






                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                              Year Ending         Year Ending
                                                                              May 31, 2000        May 31, 2001
                                                                              ------------        ------------
Cash Flows from Operating Activities:
     Net Income (Loss)                                                          $ (83,035)        $   5,915
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Litigation settlement                                                       0                 0
            Expenses paid by issuance of common stock                               3,526                 0
            Credit for estimated fair value of services
                 performed by officer                                              15,600            15,600
            Credit for estimated fair value of office space                         4,344             4,344
            Depreciation                                                           20,000            20,000
            Changes in operating assets and liabilities:
                 Increase in accounts receivable                                   (3,711)           (7,325)
                 Decrease (increase) in prepaid interest                           (8,000)          (10,698)
                 Increase in deposits                                                   0                 0
                 Increase in accrued interest payable                              12,863            10,075
                 Increase (decrease) in accounts payable                           13,843           (23,558)
                 Customer Deposits                                                  5,000            (5,000)
                                                                                ---------         ---------
                     Net cash provided by (used in) operating activities          (19,570)            9,353

Cash Flows from Investing Activities:
     Construction of recycling facility                                           (35,047)           (7,303)
                                                                                ---------         ---------
         Net cash used in investing activities                                    (35,047)           (7,303)

Cash Flows from Financing Activities:
     Payments of obligation related to litigation settlement                     (135,000)         (275,000)
     Proceeds from issuance of common stock                                             0           235,000
     Proceeds from restricted cash                                                 10,000                 0
     Proceeds from exercise of warrants                                                 0                 0
     Proceeds from mortgage payable                                                     0                 0
     Proceeds from advance payable                                                      0                 0
     Repayment of advance payable                                                 (42,481)          (32,519)
     Proceeds from stockholder and related party loans                                  0            75,175
     Repayment of stockholder and related party loans                              (4,142)                0
     Proceeds from convertible debenture                                           20,000                 0
                                                                                ---------         ---------
         Net cash (used in) provided by financing activities                     (151,623)            2,656

Net (Decrease) Increase in Cash                                                  (206,240)            4,706

Cash, Beginning                                                                   207,869             1,629
                                                                                ---------         ---------

Cash, Ending                                                                    $   1,629         $   6,335
                                                                                =========         =========

                       See notes to financial statements.

            DISTRIBUTION MANAGEMENT SERVICES, INC.

               STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY

                                                                                      Stock       Additional
                                                                                   Subscription    Paid-In    Accumulated
                                                           Shares        Amount     Receivable     Capital      Deficit      Total
                                                         ----------    ---------    ---------    ----------   ----------  ---------
Balance, May 31, 1999                                     5,050,000    $   5,050    $  (3,600)   $  777,404   $ (840,763) $ (61,909)
Year Ended May 31, 2000:
Stock issued                                                176,280          176                      3,350                   3,526
Credit for estimated fair value of services performed
   by officer                                                                                        15,600                  15,600
Credit for estimated fair value of office space used                                                  4,344                   4,344
Net (Loss)                                                                                                       (83,035)   (83,035)

                                                         ----------    ---------    ---------    ----------   ----------  ---------
Balance, May 31, 2000                                     5,226,280    $   5,226    $  (3,600)   $  800,698   $ (923,798) $(121,474)
                                                         ==========    =========    =========    ==========   ==========  =========


Year Ended May 31, 2001:
Stock issued (12-15-00)                                      55,00            55                    234,945                 235,000
Credit for estimated fair value of services performed
   by officer                                                                                        15,600                  15,600
Credit for estimated fair value of office space used                                                  4,344                   4,344
Net Income                                                                                                         5,915      5,915
                                                         ----------    ---------    ---------    ----------   ----------  ---------
Balance, May 31, 2001                                     5,281,280    $   5,281    $  (3,600)   $1,055,587   $ (917,883) $ 139,385
                                                         ==========    =========    =========    ==========   ==========  =========


                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2001


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

Net Loss Per Common Share

         The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The basic and diluted net earnings per common share in the accompanying statements of operations is based upon the net loss divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable upon the exercise of options and warrants would be anti-dilutive.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  MAY 31, 2001


Recent Accounting Pronouncements (Continued)

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

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  MAY 31, 2001


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

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  MAY 31, 2001


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

NOTE 8. STOCK ISSUANCE

         The Company on April 13, 2000, issued 3 blocks of restricted stock. One block of 100,000 shares was issued for compensation to the Corporate Secretary during the year ending May 31, 2000. One block of stock was issued to the mortgagee of the property the Company owns as consideration for extending the maturity date of the mortgage. The third block was issued as settlement of a commission due on a cancelled contract.

         Management has ascertained that there was no trading of the stock during April 2000. There was no active bid and several market makers had an ask price with no takers up to $.70. It is believed that an experienced investor under no compulsion to buy this type of highly speculative stock and considering the financial situation of the Company with a concern that a year or more in the future there would be a market for this stock would possibly pay $.02 a share. Therefore, management and the Board of Directors estimate that $.02 a share would be a fair value for these blocks of stock issued under the circumstances considering the financial condition of the Company. There is a realistic expectation that a reasonable person might have considered that the Company would cease to be a going concern and the stock become worthless.

         This is recorded in the Statement of Change in Stockholders' Equity (Deficit).

NOTE 9. INCOME TAXES

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

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  MAY 31, 2001

NOTE 9. INCOME TAXES (Continued)

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