Form 10QSB
period 2001-08-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2001-11-20
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended    August 31, 2001
                                        ----------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from               to
                                       --------------     ---------------------

Commission File No. 0-30404

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Florida                                     83-0574760
--------------------------------                 -------------------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization)                  Identification Number)

11601 Biscayne Blvd.,  Suite 201                               33181
----------------------------------------                     --------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code  (305) 893-9273
                                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ____ [ ] Yes ____ [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding as of August 31, 2001
----------------------------------             ---------------------------------
       Common Stock                                    5,231,280 shares
     Par Value $0.001

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                         Page

Unaudited Balance Sheets as of August 31, 2001 and 2000                   2

Unaudited Statements of Operations for the three months
ended August 31, 2001 and 2000                                            3

Unaudited Statements of Cash Flows for the three months
ended August 31, 2001 and 2000                                            4

Unaudited Statements of Stockholders' Equity                              5

Notes to Unaudited Financial Statements                                   6


                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                                 BALANCE SHEETS
                                    Unaudited
                                                           Quarter Ending    Quarter Ending
                                                            Aug. 31, 2001    Aug. 31, 2000
                                                           --------------    --------------
              ASSETS
              ------
Current Assets:
     Cash                                                     $     3,004    $      (202)
     Accounts receivable                                           11,702          5,911
     Prepaid interest                                              37,531         28,786
                                                              -----------    -----------
                 Total current assets                         $    52,237    $    34,495

Property, Plant and Equipment:
     Land                                                         125,000        125,000
     Plant                                                        829,969        819,894
     Less:  Accumulated Depreciation                              (50,000)       (30,000)
                                                              -----------    -----------
                 Net Property, Plant and Equipment            $   904,969    $   914,894

Other Assets:
     Deposits                                                       4,590          4,590
                                                              -----------    -----------
     Total other assets                                             4,590          4,590
     Total assets                                             $   961,796    $   953,979
                                                              ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
     Accounts payable                                              86,731        106,354
     Accrued interest                                              70,731         60,656
     Notes payable - stockholder and related party                266,867        208,692
     Litigation settlement                                             --        275,000
     Customer deposit                                                  --          5,000
     Advances payable                                                  --         19,951
                                                              -----------    -----------
                 Total current liabilities                    $   424,329 $      675,653

Long-Term Liabilities:
     Mortgage payable                                             375,000        375,000
     Convertible Debenture                                         20,000         20,000
                                                              -----------    -----------
                 Total long-term liabilities                  $   395,000 $      395,000

Stockholders' Deficiency:
     Common stock; 15,000,000 shares of $.001 par value
     authorized; 5,226,280 shares issued and outstanding
     through 12/15/00 then authorized; 5,281,280
     shares issued and outstanding                                  5,281          5,226
     Additional paid-in capital                                 1,060,573        802,158
     Accumulated deficit                                         (919,787)      (920,458)
     Subscription receivable                                       (3,600)        (3,600)
                                                              -----------    -----------
                 Total stockholders' equity                       142,467       (116,674)
                                                              -----------    -----------
                 Total liabilities and stockholders' equity   $   961,796    $   953,979
                                                              ===========    ===========

                       See notes to financial statements.

                     DISTRIBUTION MANAGEMEN'T SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                    Unaudited



                                                 Quarter Ending   Quarter Ending
                                                  Aug. 31, 2001   Aug. 31, 2000
Operating Income:
              Recycling fees                       $    32,105     $    26,156
                                                   -----------     -----------
                          Operating Income              32,105          26,156


Operating Expenses:                                     34,588          26,343
                                                   -----------     -----------
                          Net Operating Income          (2,483)           (187)

              Extraordinary Income                         578               0
                                                   -----------     -----------
Net Income (Loss)                                       (1,905)           (187)

Net Income (Loss) Per Common Share                     (0.0004)        (0.0000)

Weighted Average Number of
Common Shares Outstanding                            5,281,280       5,226,280




                       See notes to financial statements.


                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                    Unaudited


                                                                 Quarter           Quarter
                                                                 Ending            Ending
                                                              Aug. 31, 2001     Aug. 31, 2000
                                                              -------------     -------------


Cash Flows from Operating Activities:
      Net Income (Loss)                                          $ (1,905)         $   (187)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
               Litigation settlement                                    0                 0
               Credit for estimated fair value of services
                    performed by officer                            3,900             3,900
               Credit for estimated fair value of office space      1,086             1,086
               Depreciation                                         5,000             5,000
               Changes in operating assets and liabilities:
                    Increase in accounts receivable                  (666)           (2,200)
                    Decrease (increase) in prepaid interest        (1,047)           (3,000)
                    Increase in accrued interest payable            2,772             2,772
                    Increase (decrease) in accounts payable             1            (3,934)
                    Customer Deposits                                   0                 0
                                                                 --------          --------
           Net cash used in operating activities                    9,141             3,437

Cash Flows from Investing Activities:
      Construction of recycling facility                           (2,772)                0
                                                                 --------          --------
           Net cash used in investing activities                   (2,772)                0

Cash Flows from Financing Activities:
      Repayment of advance payable                                      0           (12,568)
      Proceeds from stockholder and related party loans                 0             7,300
      Repayment of stockholder and related party loans             (9,700)                0
                                                                 --------          --------
           Net cash (used in) provided by financing activities     (9,700)           (5,268)

Net (Decrease) Increase in Cash                                    (3,331)           (1,831)

Cash, Beginning                                                     6,335             1,629
                                                                 --------          --------

Cash, Ending                                                     $  3,004          $   (202)
                                                                 ========          ========

                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                   STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
                                    Unaudited


                                                                                 Stock    Additional
                                                                             Subscription  Paid-In         Accumulated
                                                           Shares    Amount   Receivable   Capital     Deficit      Total
                                                           ------    ------   ----------   -------     -------      -----

Balance, May 31, 2000                                  $ 5,226,280    $     5,226   $ (3,600) $ 800,698   $ (923,798) $(121,474)
Quarter Ending Aug. 31, 2000
Stock issued                                                     0              0                     0
Credit for estimated fair value of
  services performed by officer                                                                   3,900
Credit for estimated fair value of
  office space used                                                                               1,086
Net (Loss)                                                                                                      (187)
                                                       -------------------------------------------------------------------------
Balance, Aug. 31, 2000                                 $ 5,226,280    $     5,226   $ (3,600) $ 805,684   $ (923,985) $(116,675)
                                                       =========================================================================

Quarter Ending Nov. 30, 2000
Stock issued                                                     0              0                     0
Credit for estimated fair value of services
  performed by officer                                                                            3,900
Credit for estimated fair value of office
  space used                                                                                      1,086
Net Income                                                                                                     4,109
                                                       -------------------------------------------------------------------------
Balance, Nov. 30, 2000                                 $ 5,226,280    $     5,226   $ (3,600) $ 810,670   $ (919,876) $(107,580)
                                                       =========================================================================

Quarter Ending Feb. 28, 2001
Stock issued (12-15-00)                                     55,000             55               234,945
Credit for estimated fair value of services
  performed by officer                                                                            3,900
Credit for estimated fair value of office space used                                              1,086
Net Income                                                                                                     2,385
                                                       -------------------------------------------------------------------------
Balance, Feb. 28, 2001                                 $ 5,281,280    $     5,281   $ (3,600)$1,050,601   $ (917,491) $ 134,791
                                                       =========================================================================


Quarter Ending May 31, 2001
Credit for estimated fair value of services
  performed by officer                                                                            3,900
Credit for estimated fair value of office space used                                              1,086
Net (Loss)                                                                                                      (392)
                                                       -------------------------------------------------------------------------
Balance, May 31, 2001                                  $ 5,281,280    $     5,281   $ (3,600)$1,055,587   $ (917,883) $ 139,385
                                                       =========================================================================


Quarter Ending Aug. 31, 2001
Credit for estimated fair value of services
  performed by officer                                                                            3,900
Credit for estimated fair value of office
  space used                                                                                      1,086
Net (Loss)                                                                                                    (1,905)
                                                       -------------------------------------------------------------------------
Balance, Aug. 31, 2001                                   $5,281,280   $ 5,281    $ (3,600)$1,060,573   $ (919,788) $ 142,466
                                                       =========================================================================


                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2001

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

                                 AUGUST 31, 2001

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

NOTE 4. STOCKHOLDER AND RELATED PARTY TRANSACTIONS

     There are significant funds that have been advanced by or through Mr. Leo Greenfield evidenced by the amounts carried on the Balance Sheet as a current liability. This liability could adversely affect cash flow in the future.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                 AUGUST 31, 2001

NOTE 5. COMMITMENTS AND CONTINGENCIES

Litigation Settlement

     A suit was filed against the Company by two former stockholders alleging that a principal stockholder of the Company forged their names on certain agreements, contracts and stock certificates. One former stockholder entered into a settlement agreement with the Company, which provided for the payment of $185,000 and the issuance of 5,000 shares of common stock valued at $10,000. On July 7, 1999, the Company paid $135,000 of this obligation with the remaining $50,000 of this obligation and the issuance of 5,000 shares of common stock due December 31, 1999. The Company has reached an agreement in principle with the second former stockholder to settle this claim. As settlement, the Company will issue shares of common stock valued at approximately $215,000. This settlement was subsequently completed by the parties and the case dismissed permanently. This was reflected by stock issued during the fiscal year ending May 31, 2001.

Construction Liens

     As of August 31, 2001, there remains litigation open though settled in principle by the parties and the agreed liabilities recorded. It may be possible that these amounts may change but management is confident that amounts recorded in the accounts payable section will be sufficient to meet these obligations.

Operation Agreement

     During December 1998, the Company entered into an Operation Agreement (as amended) with a management company to operate a recycling facility. The agreement called for an advance to the Company by the management company in the amount of $75,000. The management company will be reimbursed by retaining fifty percent of the gross amounts collected until the advance is fully repaid. Interest will accrue on the unpaid balance at a rate of 7% per month. Use of the advanced funds was exclusively for the purpose of obtaining the use permit from the City of Miami and the completion of any necessary work for the commencement of the facility's operations. As of August 31, 2001, there is no outstanding balance.

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

                                 AUGUST 31, 2001

Environmental Regulation and Compliance

     The Company is subject directly and indirectly to regulations and various laws of both the State of Florida and Miami-Dade County as well as Federal regulations and statutes. The Company believes it is in compliance with all applicable laws and has obtained an annual solid waste operating permit, which company keeps current.

NOTE 6. RELATED PARTY TRANSACTIONS

     The Company uses the office facilities of a related party as its administrative offices. There is currently no lease agreement with this related party. The Company records an imputed rent, which is charged to operations.

     The Company's president has agreed not to receive any compensation. The value of his services is recorded as estimated fair value of his services in the Statement of Change in Stockholders' Equity.

NOTE 7. INCOME TAXES

     No credit for income taxes has been reflected in the accompanying financial statements because of the significant uncertainty that exists regarding the realization of such income tax credits (see below).

     As of August 31, 2001, the Company estimates that it has net operating loss carry forwards of approximately $920,000, which expire in various years through 2016; however, the utilization of the benefits of such carry forwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carry forwards and, accordingly, deferred tax assets of approximately $373,000 as of August 31, 2001 were subject to and presented net of a 100% valuation allowance, therefore, zero.

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

                                 AUGUST 31, 2001

NOTE 7. INCOME TAXES (Continued)

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

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


     Results of Operations

     Three months ended August 31, 2001 compared to the same period in 2000

     For the quarter ended August 31, 2001, the Company received revenues from the operation of the recycling center of approximately $32,100 compared to revenues for the same period in 2000 of $26,160. These revenues represent the Company's 10% and 6% share of recycling revenues for the first 450 yards and all yards above 450, respectively, received daily pursuant to the terms of the Assumption Agreement which modified the Amended Operation Agreement with the operator of the Company's recycling center. The increase in revenues is attributable to the increased percentage of total revenues the Company receives under the terms of the Assumption Agreement and the fact that the advance from the original operator for permitting and related fees and expenses was repaid in the second quarter of fiscal 2000. General and administrative expenses increased minimally from approximately $26,340 for the quarter ended August 31, 2000 to approximately $29,590 for the same period in 2001.

     The gross volume of materials delivered to the recycling center averaged approximately 1,000 yards per day in the quarter ended August 31, 2001 which is approximately 16% less than the anticipated volume of 1,200 yards per day but is approximately 20% more than the gross volume delivered in the same period in fiscal 2000. Management believes that these numbers represent a positive upward trend in the amount of materials that are being delivered to the recycling center on a daily basis.

     Liquidity and Capital Resources

     As of August 31, 2001, the Company had cash on hand of approximately $3,000. The monthly gross revenue received by the Company from the recycling center currently averages $10,000 per month. Management expects that this amount will increase although it cannot accurately determine the amount of such increase, if any. The Company obtained an extension on the current mortgage on the recycling center until February 1, 2004.

     Management anticipates that cash flow from revenues, which is expected to average approximately $ 10,000 to $12,000 per month during fiscal 2001, will be sufficient to finance the Company's working capital requirements for the next 12 months, including the funds required to pay the $4,099 per month mortgage expense. The Company's monthly cash operating expense averages approximately $6,000, which amount is not expected to materially increase based upon current operations. If the Company is unable to secure alternative funding necessary to satisfy its existing obligations, it may be unable to continue as a going concern.

     There are currently outstanding two loans from related parties in the principal sum of $14,000 and $102,900, respectively. Both loans, which are payable on demand and bear no interest, are due in February 2002. In the event that these notes are not repaid when due, management expects that the maturity dates will be extended by the lenders although no assurances are given. These related parties have no obligation to make any further loans to the Company in the future notwithstanding that they have made loans in the past.

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

     The Company currently has no salaried employees. If operations are expanded through growth or acquisitions, the Company will hire personnel to meet these needs and may enter into employment agreements with its President or others to oversee its operations. The number of employees which may be hired will be determined by the continuity or modification of the present Agreement and/or its expansion into the trucking and container operations and/or acquisition of a landfill. The number of employees actually hired will be based on the Company's ability to support the increased cost through cash flow generated by such business.

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

                           PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are included in this filing:

     None

(b)  Reports on Form 8-K:

     A report on Form 8-K was filed with the Commission on July 23, 2001 and amended on August 3, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         DISTRIBUTION MANAGEMENT SERVICES, INC.

Dated :   November 16 , 2001             By: /s/ Leo Greenfield
                                             ----------------------------------
                                                 Leo Greenfield,  President and
                                                 Principal Financial Officer



distribution management\8-31-01 Form 10-qsb