Form 10KSB
period 2002-05-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2002-08-28
CIK 1064270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002               Commission File No. 0-27539


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from______to_________


                     DISTRIBUTION MANAGEMENT SERVICES, INC.
       ------------------------------------------------------------------
                    (Exact name of registrant in its charter)

           Florida                                          65-0574760
-------------------------------                         -------------------
State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

     11601 Biscayne Blvd., Suite 201
     Miami, FL                                                  33181
--------------------------------------------                  ---------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (305) 893-9273

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

YES [ ]      NO [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $137,147

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 15, 2002: Not Determinable.

As of August 15, 2002 the Registrant had 5,231,280 shares of common stock outstanding.

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

         In addition to the transfer station, the Company had been exploring the possibility of expanding its operations into other areas of environmental concern including the acquisition of a landfill which would be operated in conjunction with the Company's recycling center and trucking facilities which would enable the Company to provide a full service operation to contractors and developers. Management determined not to pursue the acquisition of a landfill or the development of trucking operations. Instead, it has been in discussions regarding the acquisition of other businesses. None of these discussions has resulted in any agreement as of the date of this Report and there are no assurances that any discussions will culminate in any acquisition.

         Presently the Company derives its income solely from its Amended Operation Agreement (the "Agreement") with the operator of the landfill. The Agreement was entered into by the Company and the operator on December 22, 1998, and is for a period of five consecutive years with automatic renewal annually unless notice of termination is given by the operator. The operator also has an option to purchase the property and recycling center (collectively, the "Center") during the initial five year term of the Agreement at a purchase price of from 115% to 175% (determined by in which year of the Agreement the option is exercised) of $1,300,000 which was set by the Company and the operator based, in part, upon the Company's investment in the recycling center. The initial term of the Agreement will expire in December 2003. The Agreement was assigned by the original operator, Peerless Dade, Inc., to a new operator as permitted under the terms of the Agreement on October 24, 2000. The new operator of the Center is Allied Waste Industries, Inc. (the "Operator"). All other terms and conditions of the Agreement remained the same except that the Company now receives 10% of the gross amount collected by the Operator from "tipping fees"for the first 450 yards of materials received each day and 6% in excess of 450 yards per day. The original agreement provided for 6% and 10%, respectively.

         The Operator charges construction or waste removal companies "tipping fees" of $7.00 to $7.50 per yard for dumping of construction waste or demolition materials at the transfer station which, on average, will receive from 850 to 1,500 yards of material per day, subject to local weather and construction conditions. An advance from advance Peerless-Dade on behalf of the Company in the sum of $75,000 to obtain the Use Permit for the Center from the City of Miami was paid from the revenues due the Company until it was paid in full in October 2000.

         The Operator provides all machinery for the operation and assumes all costs, expenses and maintenance of the operation of the recycling center. Under the terms of the Agreement, the Company is responsible for the payment of mortgages, real estate taxes, permits and licenses (which taxes, permits and licenses cost approximately $7,650 per year in the aggregate) and any capital improvements. There is currently a $375,000 mortgage note payable on the facility which bears interest at the rate of 12% per annum. The mortgage note is due February 1, 2004. See "Properties" herein and "Management's Discussion & Analysis."

         The recycling center is presently receiving an average of 1,100 yards of materials per day, approximately 400 yards less than was anticipated to be reached by early in the first quarter of the fiscal year ended May 31, 2002. This present amount of yardage constitutes approximately $11,500 per month in revenues received by the Company. This amount varies due to local weather and construction conditions.

         DISTRIBUTION METHODS
         --------------------

         Construction and demolition waste materials are delivered to the Center by independent truckers who pay a fee of $7.00 to $7.50 per yard as "tipping fees" to dispose of the materials. The materials are then segregated into categories mandated by DERM and are then removed by truckers to junk dealers or landfill operations. At the present time, the Company does not handle the materials once they are removed from the Company's transfer station. The Company intended, if the required financing could be obtained, to purchase a landfill and acquire the necessary equipment to transport the materials to the Company's landfill, thereby establishing additional sources of revenue. However, the Company subsequently abandoned these plans and there are currently no plans to purchase a landfill.

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

         GOVERNMENTAL APPROVALS AND REGULATIONS
         --------------------------------------

         The Company's Center has been approved by and operates under licenses issued by the State of Florida, City of Miami and Miami-Dade County, Florida, all in accordance with the regulations imposed by DERM and enforced through the City of Miami and Miami-Dade County, Florida. As of the date of this Report, all licenses and permits are in good standing. The Solid Waste Operating Permit issued, through DERM by Miami-Dade County, Florida, must be renewed annually.

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

         On September 1, 1999, Leo Greenfield, the President and a director of the Company, was individually charged by the State of Florida with "littering" in violation of Fla.Stat. 403.413(4) which is a third degree felony and carries a maximum penalty of up to five years imprisonment and a possible $5,000 fine. Such charge was based on a claim that 22 barrels of liquid material pumped from a ground storage tank during construction of the facility were temporarily stored by the contractor in a fenced-off alley adjoining the Company's property. At such time, Leo Greenfield was not an officer or director of the Company. Three months prior to the charges being made, the barrels and material were disposed of in accordance with the requirements and approval of DERM and in accordance with all environmental regulations. Mr. Greenfield denied any violation of such statute or wrongdoing of any kind; however, in order to dispose of the charge, Mr. Greenfield entered a plea of nolle contendre on March 21, 2000, without an adjudication, and the Company paid the County's expenses related to this matter of approximately $12,500.

         RESEARCH AND DEVELOPMENT COSTS
         ------------------------------

         The Company is not involved with any research or development at this time.

         EMPLOYEES
         ---------

         As of the present time the Company has no paid employees. The President, Vice President and the Secretary of the Company presently serve without compensation and have provided the services required to establish the Company's current business and operation. The value of Mr. Greenfield's services are recorded at their estimated fair value in the financial statements.

ITEM 2.  PROPERTIES.

         The Company's executive offices are located at 11601 Biscayne Blvd., Suite 201, Miami, Florida 33181, and substantially all of its operating activities are conducted from that location which is the office of the President. The Company pays no rent for these offices; however, the President is under no continuing obligation to provide the use of the Company's executive offices free of charge. Management believes that as the Company expands its operations it will enter into an appropriate lease agreement for such facilities as may be necessary for conducting its operations. Any such lease agreement is expected to be on such terms and conditions customary for similar facilities in the Company's geographical area. The Company's operations are conducted from facilities located on real property owned by the Company. The Company is not in the business of investing in real estate or real estate mortgages.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to the following legal proceedings:

                  a. Suit filed in May 1999 in the Circuit Court, in and for Miami-Dade County, Florida, Case No. 99-13058 CA 10, Central Concrete v. Distribution Management Services, Inc., seeking $26,484.93 pursuant to a claim for payment in connection with construction materials provided to the Company. The Company paid approximately $35,000 in settlement of this lawsuit and it was dismissed on October 10, 2001.

                  b. Suit filed in September 1999 in the Circuit Court ,in and for Miami-Dade County, Florida, Case No. 99-21685 CM05, Rock Power Corp. v. Distribution Management Services, Inc., pursuant to a claim for payment in connection with the replacement of a City of Miami water line for a cost of approximately $97,000. In July 2002, payment in full was made by the Company and the suit was dismissed.

                  c. Suit filed in March 1998 in the Circuit Court, in and for Miami-Dade County, Florida, Case No. 98-6581 CA 02 (03). Ronald L. Book v. Romolo Egidi, et al. Plaintiff claimed an ownership interest in the real property on which the Center is located which collateralized a loan previously made to the Company to purchase the property. The case was settled and the Court dismissed the suit but retained jurisdiction to reinstate the claim in the event the Agreement to Settle and Standstill Agreement entered into on July 7, 1999, was not complied with. A payment was made by the Company to the plaintiff in the amount of $135,000, with an additional payment of $50,000 in May 2001. The Company also issued 5,000 shares of restricted common stock to the Plaintiff in December 2000. A Quit Claim Deed dated May 10, 2001 in favor of the Company was filed and recorded, general releases executed and the matters entirely settled.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to the vote of security holders during the year ended May 31, 2002.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock currently trades in the "pink sheets" under the trading symbol "DMGS". The Company's common stock was listed for trading on the over- the-counter bulletin board (OTC:BB) on August 17, 1999, but became ineligible to continue trading on October 18, 2000 because its Form 10-KSB for the fiscal year ended May 31, 2000 was not timely filed with the Securities and Exchange Commission. The

Company intended to apply for re-listing on the OTC:BB in the fall of 2001 but did not do so. It is the Company's present intention to file for re-listing once it has filed all late reports under the Securities Exchange Act of 1934.

         The following table sets forth the highest and lowest bi prices for the common stock for each calendar quarter and subsequent interim period since the common stock commenced actual trading, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions:

                                       High Bid                   Low Bid
                                       --------                   -------
         Fiscal 1999
         -----------

         First Quarter                   5.375                      2.00

         Second Quarter                   5.75                    1.4375

         Third Quarter                    5.50                      1.50

         Fourth Quarter                  2.375                       .25


         Fiscal 2000
         -----------

         First Quarter                   1.125                       .50

         Second Quarter                   .875                      .375

         Third Quarter                   1.125                       .28

         Fourth Quarter                    .25                       .08


         Fiscal 2001
         -----------

         First Quarter                     .10                       .09

         Second Quarter                    .12                       .08

         Third Quarter                     .11                       .11

         Fourth Quarte                     .11                       .11

         Fiscal 2002                    High Bid                   Low Bid
         -----------                    --------                   -------

         First Quarter                     .11                       .11

         Second Quarter                    .11                       .11

         Third Quarter                     .11                       .11

         Fourth Quarter       no listed trades          no listed trades

         Fiscal 2003
         -----------

         June 1 - August 15   no listed trades          no listed trades

----------
         * Since October 18, 2000, the Company's common stock no longer trades on the OTC:BB but continues to trade in the "pink sheets".

         There can be no assurance that an active public market for the common stock will continue or be sustained. In addition, the shares of common stock are subject to various governmental or regulatory body rules which affect the liquidity of the shares.

         The Company presently is authorized to issue 15,000,000 shares of common stock, of which 5,231,280 shares were outstanding on July 31, 2002.


HOLDERS

         There were approximately 34 holders of record of the Company's common stock as of July 31, 2002.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS
         ---------------------

         Twelve Months Ended May 31, 2002 compared to May 31, 2001.
         ----------------------------------------------------------

         During the fiscal year ended May 31, 2002, payments were made against various obligations of the Company including settlement of two lawsuits. For the year ended May 31, 2002 the Company received revenues from the operation of the Center of approximately $137,100 compared with revenues of $120,800 for the fiscal year ended May 31, 2001, representing an increase of approximately 15%. This increase was primarily due to an increase in the materials brought to the Center during the period but is less than management had anticipated. This amount represents the Company's share of revenues pursuant to the Agreement described in Item 1. of this Report and in Note 6 to the Company's audited financial statements.

         The gross volume of materials delivered to the Center averaged approximately 1,100 yards per day during fiscal 2002 compared to 950-1000 yards in fiscal 2001. This amount is still approximately 27% less than the anticipated volume of 1,500 yards per day, however, the daily volume continues to increase. The Operator regularly solicits business throughout Miami-Dade County and Broward County, Florida through telephone and direct mail advertising Management anticipates that as more contractors and waste disposal companies become familiar with the convenient location of the facility and with the continual increase of demolition and construction activity in downtown Miami and Miami Beach, revenues are expected to increase during the remainder of the current fiscal year.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         As of May 31, 2002, the Company had cash on hand of approximately $1,338. The monthly gross revenue received by the Company was approximately $10,000 per month for the fiscal year ended May 31, 2001 and $11,500 for the fiscal year ended May 31, 2002, or an increase of approximately 15%. Management believes that these numbers represent a positive upward trend in the amount of materials that are being delivered to the Center on a daily basis. The maturity date of the mortgage note on the Center was extended from February 1, 2001 to February 1, 2004.

         Management anticipates that cash flow from revenues, which are expected to average approximately $12,000 to $15,000 per month during fiscal 2003, will be sufficient to fund the Company's existing working capital requirements for the next 12 months, including the funds required to pay the $4,100 per month mortgage expense. All litigation which was pending in the fiscal years ended May 31, 2001 and 2002 has been settled and there is no pending litigation. The Company's monthly cash operating expense averages approximately $6,000 which amount is not expected to materially increase based upon current operations. In the event that any of the outstanding loans (as described below) become due and the Company is unable to secure alternative funding necessary to satisfy these existing obligations, it may be unable to continue as a going concern.

         There are currently outstanding three loans from three related parties in the principal sum of $150,000, $75,700 and $105,062, respectively. All of the loans are due upon demand and bear interest at the applicable Federal rate. These related parties have no obligation to make any further loans to the Company in the future notwithstanding that they have made loans in the past. See "Certain Relationships and Related Transactions."

         From time to time, the Company may evaluate potential acquisitions involving complementary businesses, services, products or technologies. Although it has had preliminary discussions regarding potential requisition, it has no present agreements or understanding with respect to any such acquisition. The Company's future capital requirements will depend on many factors, including acquisitions, if any, growth of the Company's customer base, economic conditions and other factors including the results of future operations. Any such acquisition would require additional funding, through the sale of Company securities and/or other financing sources. There can be no assurances that such financing will be available to the Company.

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


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         (a)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
                  --------------------------------------------------

         As of August 15, 2002, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:

                                                                   Period Served
Name                  Age      Position                       As Director
----                  ---      --------                       -----------

Leo Greenfield        78       President and Director     March 1999 to Present

Barbara Greenfield    64       Vice President and
                               Director                   March 1998 to Present

Maria Elena
  Lopez de Mendoza    61       Secretary and Director     March 1998 to Present

         The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board. The Company did not hold an annual meeting in the fiscal year ended May 31, 2002.

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

         Barbara Greenfield has been Vice President and a director of the Company since March 1998. She is president of Double D, Inc., a majority shareholder of the Company. Since June 2000, Ms. Greenfield has been employed by the City of Hollywood, Florida Fire Rescue Department. Ms. Greenfield has been employed as a controller and consultant in designing computer programs. In 1998 she was employed by Panciera Funeral Homes in Hollywood, Florida and designed a computer program for their Pre-Need Division. She was involved in the ownership and management of Powergate Plaza, a shopping center located in Pompano Beach, Florida until it was sold in November 2001. Ms. Greenfield attended the University of Miami and graduated from the School of Interior Design, a private design school. She is a licensed practitioner and has been active in the field since 1969.

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

ITEM 10. EXECUTIVE COMPENSATION

         The Company did not compensate prior management in the years ended May 31, 1998, 1997 and 1996,since it did not engage in business during those years, nor is it presently compensating its officers or directors. It does intend at a future date to enter into employment contracts with its officers for compensation on a reasonable basis as may be approved by the Board of Directors once there are sufficient revenues to do so as to which no assurances are given.

                                        SUMMARY COMPENSATION TABLE
                                        --------------------------

                           Annual Compensation                                Long Term Compensation
                           -------------------                                ----------------------

                                                                              Awards   Payouts
                                                                              ------   -------
                                                     Annual     Restricted    Under-             Other
Name and                                             Compen-     Stock        lying     LTIP     Comp-
Principal Position         Year    Salary   Bonus    sation      Awards       Option   Payouts  ensation
------------------         ----    ------   -----    ------      ------       ------   -------  --------
Leo Greenfield             2002     None    None     None         None         None     None     None
President/Director         2001     None    None     None         None         None     None     None
                           2000     None    None     None         None         None     None     None


Barbara Greenfield         2002     None    None     None         None         None     None     None
Vice President/Director    2001     None    None     None         None         None     None     None
                           2000     None    None     None         None         None     None     None

Maria Elena                2002     None    None     None         None         None     None     None
Lopez de Mendoza           2001     None    None     None         None         None     None     None
Secretary/Director         2000     None    None     None         100000       None     None     None

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

         All reports required by Section 16(a) of the Exchange Act were not filed on a timely basis by all directors, officers and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Act. The Form 4 reporting the issuance of 100,000 shares to Ms. Lopez de Mendoza in April 2000 was filed in August 2002.

OPTION GRANTS IN FISCAL 2002
----------------------------

         None


AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTIONS/SAR VALUE TABLE
---------------------------------------------------------------------------

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


REPORT ON REPRICING OF OPTIONS/SARS
-----------------------------------

         None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  -----------------------------------------------

         The following table sets forth as of August 15, 2002 the ownership of common stock by persons who own beneficially more than 5% of the outstanding shares of the Company's common stock:


                   Name and Address                 Amount and Nature of
Title of Class   of Beneficial Owner                Beneficial Ownership             Percent of Class(1)
--------------   -------------------                --------------------             -------------------
Common             CEDE & CO.
                   P.O. Box 222
                   Bowling Green Station
                   New York, NY 10274                   1,649,000                           31.5%

Common             Empresas Flagler SA
                   Cable Beach Court
                   1 West Bay Street
                   Nassau, Bahamas                        380,000                            7.3%

Common             F.M.S. Distributors,
                   8700 N.W. 47th Drive
                   Coral Springs, FL 33067                500,000                            9.6%

----------
(1) Percentages are calculated based upon 5,231,280 shares issued and outstanding as of August 15, 2002.

         (b)      SECURITY OWNERSHIP OF MANAGEMENT
                  --------------------------------

                   Name and Address of     Amount and Nature         Percent
Title of Class     Beneficial Owner     of Beneficial Ownership     of Class (1)
--------------     ----------------     ----------------------     ------------

Common             Double D, Inc. (2)            1,200,000            22.9%
                   1721 Trafalgar Circle
                   Hollywood, FL 33069


Common             Maria Elena Lopez               100,000             1.9%
                   de Mendoza (3)

All officers and directors                       1,300,000            24.8%
as a group (3 persons)

----------
1) All percentages are calculated based upon 5,231,280 shares issued and outstanding as of August 15, 2002.

(2) Double D, Inc. is a Florida corporation. 100% of the common stock of Double D, Inc. is owned by Barbara Greenfield, vice president and a director of the Company, and the wife of Leo Greenfield, President of the Company. For the purposes of Rule 13(d), Mr. Greenfield claims beneficial ownership of these shares with his wife.

         (c)      CHANGES IN CONTROL
                  ------------------

         There is no arrangement which may result in a change of control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's common stock, except as disclosed in the following paragraphs:

         On or about December 31, 1997, Double D, Inc., a company owned by Leo Greenfield, President and a director of the Company, and Barbara Greenfield, Vice President and a director of the Company, loaned the Company $150,000. The loan is payable upon demand and bears interest at the applicable Federal rate. The proceeds of this loan provided additional funding for the construction of the facility.

         In or about July 2002, Leo Greenfield, President and a director of the Company, loaned the

Company $105,062 to pay for the settlement of litigation involving the Company. The loan is due upon demand and bears interest at the applicable Federal rate.

         From approximately May 1998 through July 2002, Greenfield and DuVal, P.A. loaned the Company an aggregate of approximately $75,700. The loan is due upon demand and bears interest at the applicable Federal rate. The proceeds of this loan provided additional funding for the construction of the facility and payment of approximately $35,000 for the settlement of litigation.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT:
                  --------------------------------------

                  See Index to Financial Statements attached, which are included as an integral part of this Report.


         (b)      REPORTS ON FORM 8-K
                  -------------------

                  None


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

                  10.2 Assumption Agreement dated October 24, 2000 filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended May 31, 2000 filed on September 5, 2001.

                  99.1     Certification of the Chief Executive Officer.

                  99.2     Certification of the Chief Financial Officer.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Distribution Management Services, Inc.


Date: August 26, 2002                  By: /s/ Leo Greenfield
                                          --------------------
                                       Leo Greenfield, President
                                       and Principal Financial Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 /s/ Leo Greenfield                                           August 26, 2002
----------------------------                                  ----------------
Leo Greenfield                                                     Date
President and Director


 /s/ Barbara Greenfield                                       August 26, 2002
----------------------------                                  ----------------
Barbara Greenfield                                                 Date
Vice President and
Director

 /s/ Maria Elena Lopez de Mendoza                              August 26, 2002
---------------------------------                             ----------------
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

             BALANCE SHEET                                               F-3

             STATEMENTS OF OPERATIONS                                    F-4

             STATEMENTS OF CASH FLOWS                                    F-5

             STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY                 F-6

             NOTES TO FINANCIAL STATEMENTS                               F-7

                        M.D. WhiteMARVIN B. SEIDMAN, CPA
                           CERTIFIED PUBLIC ACCOUNTANT
                              8501 S.W. 29TH STREET
                              MIAMI, FLORIDA 33155
                                 (305) 221-8271

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Distribution Management Services, Inc.
Miami, Florida

I have audited the accompanying balance sheet of Distribution Management Services, Inc. as of May 31, 2002, and the related statements of operations and statement of change in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the management of Distribution Management Services, Inc. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Distribution Management Services, Inc. as of May 31, 2002, and the results of its operations and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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



Marvin B. Seidman, CPA
Certified Public Accountant

July 25, 2002

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  BALANCE SHEET
                                     AUDITED
                                  May 31, 2002

                                     ASSETS
                                     ------
Current Assets:
               Cash                                                    $     1,338
               Accounts receivable                                          15,966
               Advance costs of acquisitions                                 4,850
               Prepaid interest                                             40,672
                                                                       -----------
                          Total current assets                              62,826

Property, Plant and Equipment
               Land                                                        125,000
               Plant                                                       848,274
               Less:  Accumulated Depreciation                             (65,921)
                                                                       -----------
                          Net Property, Plant and Equipment                907,353

Other Assets
               Deposits                                                      4,590
                                                                       -----------
               Total other assets                                            4,590

               Total assets                                                974,769
                                                                       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
               Accounts payable                                             13,765
               Accrued interest                                             81,643
               Notes payable - stockholder and related party               330,762
                                                                       -----------
                          Total current liabilities                        426,170

Long-Term Liabilities:
               Mortgage payable                                            375,000
               Convertible Debenture                                        20,000
                                                                       -----------
                          Total long-term liabilities                      395,000

Stockholders' Equity:
               Common stock; 15,000,000 shares of $.001 par value
               authorized; 5,231,280 shares issued and outstanding           5,231
               Additional paid-in capital                                1,075,581
               Accumulated deficit                                        (923,613)
               Subscription receivable                                      (3,600)
                                                                       -----------
                          Total stockholders' equity                       153,599
                                                                       -----------
                          Total liabilities and stockholders' equity   $   974,769
                                                                       ===========

                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                            STATEMENTS OF OPERATIONS
                                     AUDITED

                                                     YEAR ENDED     YEAR ENDED
                                                    MAY 31, 2001    MAY 31, 2002
                                                    -----------     -----------
Revenue:
       Recycling fees                               $   120,804     $   137,147
       Interest                                               0               0
                                                    -----------     -----------
             Operating Income                           120,804         137,147


Costs and Expenses:
       Compensation                                      15,600          15,600
       General and administrative                       124,239         127,856
                                                    -----------     -----------
                                                        139,839         143,456
             Income (loss) from Operations              (19,035)         (6,309)

       Extraordinary Income                              24,950             578

Net Income (Loss)                                         5,915          (5,731)

Net Income (Loss) Per Common Share                        0.001          (0.001)

Weighted Average Number of
Common Shares Outstanding                             5,224,000       5,231,280


               See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                            STATEMENTS OF CASH FLOWS
                                     AUDITED

                                                                  YEAR ENDING        YEAR ENDING
                                                                  MAY 31, 2001       MAY 31, 2002
                                                                   ---------           ---------
Cash Flows from Operating Activities:
    Net Income (Loss)                                              $   5,915           $  (5,731)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Expenses paid by issuance of common stock                         0                   0
         Credit for estimated fair value of services
           performed by officer                                       15,600              15,600
         Credit for estimated fair value of office space               4,344               4,344
         Depreciation                                                 20,000              20,921
         Changes in operating assets and liabilities:
           Increase in accounts receivable                            (7,325)             (4,930)
           Decrease (increase) in prepaid interest                   (10,698)             (4,188)
           Increase in deposits                                            0                   0
           Increase in accrued interest payable                       10,075              13,684
           Increase (decrease) in accounts payable                   (23,558)            (72,965)
           Customer Deposits                                          (5,000)                  0
                                                                   ---------           ---------
             Net cash provided by (used in) operating activities       9,353             (33,265)

Cash Flows from Investing Activities:
    Advance costs of acquisitions                                          0              (4,850)
    Construction of recycling facility                                (7,303)            (21,077)
                                                                   ---------           ---------
      Net cash used in investing activities                           (7,303)            (25,927)

Cash Flows from Financing Activities:
    Payments of obligation related to litigation settlement         (275,000)                  0
    Proceeds from issuance of common stock                           235,000                   0
    Proceeds from restricted cash                                          0                   0
    Proceeds from exercise of warrants                                     0                   0
    Proceeds from mortgage payable                                         0                   0
    Proceeds from advance payable                                          0                   0
    Repayment of advance payable                                     (32,519)                  0
    Proceeds from stockholder and related party loans                 75,175              54,195
    Repayment of stockholder and related party loans                       0                   0
    Proceeds from convertible debenture                                    0                   0
                                                                   ---------           ---------
      Net cash (used in) provided by financing activities              2,656              54,195

Net (Decrease) Increase in Cash                                        4,706              (4,997)

Cash, Beginning                                                        1,629               6,335
                                                                   ---------           ---------

Cash, Ending                                                       $   6,335           $   1,338
                                                                   =========           =========


                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                   STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
                                     AUDITED

                                                                          Stock        Additional
                                                                       Subscription     Paid-In     Accumulated
                                              Shares        Amount      Receivable      Capital       Deficit          Total
                                            ----------    ----------    ----------     ----------    ----------     ----------
                                            ----------------------------------------------------------------------------------
Balance, May 31, 2000                        5,226,280    $    5,226    $   (3,600)    $  800,698    $ (923,798)    $ (121,474)
                                            ==================================================================================

Year Ended May 31, 2001:
Stock issued (12-15-00)                          5,000             5            --        234,995            --        235,000
Credit for estimated fair value of
  services performed by officer                     --            --            --         15,600            --         15,600
Credit for estimated fair value of
  office space used                                 --            --            --          4,344            --          4,344
Net Income                                          --            --            --             --         5,915          5,915
                                            ----------------------------------------------------------------------------------
Balance, May 31, 2001                        5,231,280    $    5,231    $   (3,600)    $1,055,637    $ (917,883)    $  139,385
                                            ==================================================================================



Year Ended May 31, 2002:
Credit for estimated fair value of
  services performed by officer                     --            --            --         15,600            --         15,600
Credit for estimated fair value of
  office space used                                 --            --            --          4,344            --          4,344
Net (Loss)                                          --            --            --             --        (5,731)        (5,731)
                                            ----------------------------------------------------------------------------------
Balance, May 31, 2002                        5,231,280    $    5,231    $   (3,600)    $1,075,581    $ (923,614)    $  153,598
                                            ==================================================================================


             See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  MAY 31, 2002

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

                                  MAY 31, 2002

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

NOTE 2.  GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue on a going concern basis, including, the realization of assets and liquidation of liabilities in the ordinary course of business. There are significant uncertainties with regard to the Company's ability to generate sufficient cash flows from operations or other sources (including related party loans, see note 7) to meet and fund its commitments with regard to existing liabilities and recurring expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3.  RESTRICTED CASH

         On May 31, 1999 the Company had restricted cash of $10,000 invested in a certificate of deposit earning interest at 4.22%, which matured on April 23, 2000. At maturity this became unrestricted.

NOTE 4.  MORTGAGE PAYABLE

         Mortgage payable to an individual; collateralized by the property, plant, and equipment. Interest at 12% is payable monthly. Principal is due February 1, 2004 in the amount of $375,000.

NOTE 5.  STOCKHOLDER AND RELATED PARTY TRANSACTIONS

         There are significant funds that have been advanced by or through Mr. Leo Greenfield evidenced by the amounts carried on the Balance Sheet as a current liability. This liability could adversely affect cash flow in the future.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  MAY 31, 2002

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

Construction Liens

         As of May 31, 2002, there remains litigation open though settled in principle by the parties and the agreed liabilities recorded. It may be possible that these amounts may change but management is confident that amounts recorded in the accounts payable section will be sufficient to meet these obligations. Payment scheduled for July 2002.

Operation Agreement

         During December 1998, the Company entered into an Operation Agreement (as amended) with a management company to operate a recycling facility. The agreement called for an advance to the Company by the management company in the amount of $75,000. The management company will be reimbursed by retaining fifty percent of the gross amounts collected until the advance is fully repaid. Interest will accrue on the unpaid balance at a rate of 7% per month. Use of the advanced funds was exclusively for the purpose of obtaining the use permit from the City of Miami and the completion of any necessary work for the commencement of the facility's operations. As of May 31, 2001, there is no outstanding balance.

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

                                  MAY 31, 2002

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

         There are substantial loans by these related parties which can affect liquidity and based on management policy are to be repaid when Company is profitable enough. This is considered a temporary advance by related parties instead of a contribution to capital; therefore, interest is being accrued.

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

         This is recorded in the Statement of Change in Stockholders' Equity.

NOTE 9.  INCOME TAXES

         No credit for income taxes has been reflected in the accompanying financial statements for 2001 and 2002 because of the significant uncertainty that exists regarding the realization of such income tax credits (see below).

         As of May 31, 2002, the Company estimates that it has net operating loss carry forwards of approximately $665,392 which expire in various years through 2015; however, the utilization of the benefits of such carry forwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carry forwards and, accordingly, deferred tax assets of approximately $265,000 as of May 31, 2002 were subject to and presented net of a 100% valuation allowance, therefore, zero.

         The Company was delinquent in the filing of various federal, state and local income and other tax returns. The ultimate determination of the Company's taxable income, including the amount and expiration dates of net operating loss carry forwards, is subject to, among other things, certain restrictions as a result of the late filing of the various tax returns. The Company may also be subject to possible review and examination of such tax returns

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                                  MAY 31, 2002

NOTE 9.  INCOME TAXES (CONTINUED)

         by the appropriate taxing authorities. Additional income taxes, including penalties for non-compliance and interest, if any, which may be assessed, will be charged to operations when determined. The Company is not delinquent in its tax return filings; but, based on prior delinquencies is still open to audit by state and federal authorities.

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