Form 10QSB
period 2002-08-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2002-10-21
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended August 31, 2002
                                                ---------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

              For the transition period from              to
                                             ------------    ------------------

Commission File No. 0-30404

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Florida                                    83-05747
---------------------------------------------      -----------------------------
(State or other jurisdiction of incorporation             (IRS Employer
            or organization)                          Identification Number)

11601 Biscayne Blvd.,  Suite 201                                  33181
-------------------------------------------                ------------------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code  (305) 893-9273
                                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                    Outstanding as of August 31, 2002
   ----------------------           ---------------------------------
       Common Stock                       5,231,280 shares
      Par Value $0.001

                            BALANCE SHEET (UNAUDITED)
                                 AUGUST 31, 2002



                                     Assets


Current assets
   Accounts receivable                                     $ 13,232
                                                           --------
Total current assets                                         13,232

Property, plant and equipment, net                          904,028

Other assets                                                  4,850
                                                           --------

                                                           $922,110
                                                           ========


                       See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            BALANCE SHEET (UNAUDITED)
                                 AUGUST 31, 2002



                      Liabilities and Stockholders' Equity



Current liabilities
Bank overdraft                                              $        77
Accounts payable                                                 13,765
Accrued expense                                                   3,000
Accrued interest                                                 83,518
Loans payable - related party                                   312,265
                                                            -----------
Total current liabilities                                       412,625

Convertible debenture                                            20,000
Long term mortgage payable                                      333,281
                                                            -----------
                                                                353,281

Stockholders' equity
   Common stock, $0.001 par value, 15 million shares
     authorized, 5,231,280 shares issued and  outstanding         5,231
   Additional paid in capital                                 1,080,567
Less: subscription receivable                                    (3,600)
   Accumulated deficit                                         (925,994)
                                                            -----------
                                                                156,204
                                                            -----------

                                                            $   922,110
                                                            ===========

                       See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                            Three months ended August 31,
                                  2002        2001
                                --------    --------

Revenues                        $ 36,624    $ 32,104
                                --------    --------

Expenses
   General and administrative      5,202       1,237
Salaries                           3,900       3,900
Professional fees                  9,500      12,102
License and taxes                    300          --
   Rent                            1,086       1,086
Repairs and maintenance              950          12
   Depreciation                    5,200       5,000
                                --------    --------
                                  26,138      23,337
                                --------    --------
Income from operations            10,486       8,767

Other income/(expenses)
Interest expense                 (14,226)    (11,250)
Other income                       1,360         578
                                --------    --------
                                 (12,866)    (10,672)
                                --------    --------

Net loss                        $ (2,380)   $ (1,905)
                                ========    ========


Earnings per common share       $ (0.000)   $ (0.000)
                                ========    ========

                       See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 2002

                                                                              Additional
                                                             Common Stock      Paid in    Subscription  Accumulated
                                                         Shares      Amount    Capital     Receivable      Deficit       TOTAL
                                                        ----------------------------------------------------------------------------
Balance May 31, 2001                                    5,231,280    $5,231   $1,055,637   $   (3,600)   $ (917,883)   $  139,385

Additional paid in capital for services performed
   by officer                                                                     15,600                                   15,600

Additional paid in capital contributed as rent                 --        --        4,344           --            --         4,344

Net loss, May 31, 2002                                         --        --           --           --        (5,731)       (5,731)
                                                        -------------------------------------------------------------------------

Balance, May 31, 2002                                   5,231,280     5,231    1,075,581       (3,600)     (923,614)      153,598

Additional paid in capital for services performed
   by officer                                                  --        --        3,900           --            --         3,900

Additional paid in capital contributed as rent                 --        --        1,086           --            --         1,086

Net loss, August 31, 2002                                      --        --           --           --        (2,380)       (2,380)
                                                        -------------------------------------------------------------------------

Balance, August 31, 2002                                5,231,280    $5,231   $1,080,567   $   (3,600)   $ (925,994)   $  156,204
                                                        =========================================================================

                       See notes to financial statements

                      DISTRIBUTION MANAGEMENT SERVICES, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    Three months ended August 31,
                                                                          2002       2001
                                                                        --------------------
Cash flows from operating activities:
  Net loss                                                              $ (2,380)   $ (1,905)
                                                                        --------    --------

  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation                                                         5,200       5,000
Additional paid in capital contributed as rent and services performed      4,986       4,986
Capitalized interest                                                      (1,875)     (2,772)
      (Increase) decrease in accounts receivable                           2,733        (667)
      (Increase) decrease in prepaid expenses                             (1,046)     (1,046)
      (Increase) decrease in other assets                                  4,590          --
      Increase (decrease) in accounts payable and accrued expenses         4,875       2,773
                                                                        --------    --------
      Total adjustments                                                   19,463       8,274
                                                                        --------    --------
Net cash provided by operating activities                                 17,083       6,369
                                                                        --------    --------

Cash flows from financing activities:
Bank overdraft                                                                77          --
Repayment of stockholders and related party loans                        (18,498)     (9,700)
                                                                        --------    --------
Net cash used in financing activities                                    (18,421)     (9,700)
                                                                        --------    --------

Net decrease in cash and cash equivalents                                 (1,338)     (3,331)

Cash and cash equivalents, beginning of period                             1,338       6,335
                                                                        --------    --------

Cash and cash equivalents, end of period                                $     --    $  3,004
                                                                        ========    ========

                       See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 2002


NOTE 1 UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended May 31, 2002.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended May 31, 2002, which are included in Form 10- KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended August 31, 2002 are not necessarily indicative of operating results to be expected for a full year.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company. Statement No.133 as amended by Statement No. 137 and 138, Accounting for Derivative Instruments and Hedging Activities established accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 141, Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 2002



NOTE 1 UNAUDITED FINANCIAL STATEMENTS - CONTINUED

The Company believes that the implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 144 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.


NOTE 2 CONCENTRATION OF CREDIT RISK

There were no cash balances at August 31, 2002 that exceed federal insurance limits.


NOTE 3 EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding at August 31, 2002 is as follows:

                  Basic and dilutive weighted average
                      number of shares outstanding                  5,231,280


NOTE 4 ACCOUNTS RECEIVABLE

Accounts receivable at August 31, 2002 consisted of the following:

         Accounts receivable                                         $ 13,232
                                                                     ========

There was no bad debt expense or allowance for doubtful accounts for the three months ended August 31, 2002.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 2002



NOTE 5 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at August 31, 2002 consisted of the following:

                                                 Depreciation
                                               Period in Years

     Land                            $ 125,000           --
     Recycling facility                850,149           40
                                     ---------

                                       975,149
     Less accumulated depreciation     (71,121)
                                     ---------

                                     $ 904,028
                                     =========

Depreciation expense for the three months ended August 31, 2002 was $5,200.


NOTE 6 LOANS PAYABLE - RELATED PARTY

Loans payable at August 31, 2002 consisted of the following:

     Loan payable to an officer, director and shareholder
     of the Company, with an interest rate of 7% per year;
     unsecured; due on demand                                          $ 99,335

     Loan payable to a related party company, with an interest
     rate of 7% per year; unsecured; due on demand                       62,930

     Loan payable to a related party company, with an interest
     rate of 5% per year; unsecured; due on demand                      150,000
                                                                       --------

                                                                       $312,265
                                                                       ========

Interest expense for the three months ended August 31, 2002 was $2,975.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 2002



NOTE 7 MORTGAGE PAYABLE

Mortgage payable at August 31, 2002 is as follows:

     Payable to an individual with an interest rate of 12%;
     monthly payments of $3,750 interest only; secured by
     property, plant, and equipment of the Company; principal is
     due February 1, 2004                                             $ 375,000

     Prepaid principal payments:                                        (41,719)
                                                                      ---------

                                                                      $ 333,281

Total interest expense related to this mortgage was $11,250 at August 31, 2002.


NOTE 8 INCOME TAXES

At August 31, 2002, the Company had useable net operating loss carryforwards of approximately $665,392 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $265,000 at August 31, 2002. This allowance was reserved at May 31, 2002, as management estimates that it is more likely than not that the deferred tax assets will be realized due to uncertainty of the Company's ability to generate future taxable income.

NOTE 9 STOCKHOLDERS' EQUITY

Common Stock
------------
Authorized 15,000,000 shares of common stock, $0.001 par value per share. At August 31, 2002, 5,231,280 shares of common stock were issued and outstanding.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                       THREE MONTHS ENDED AUGUST 31, 2002



NOTE 10 RELATED PARTY

At August 31, 2002, the Company was indebted to a shareholder, who is also an officer and director, for a $99,335 loan, including accrued interest. No interest was paid during the three months ended August 31, 2002.

At August 31, 2002, the Company was indebted to a related party company for a $62,930 loan, including accrued interest. No interest was paid during the three months ended August 31, 2002.

At August 31, 2002, the Company was indebted to a related party company for a $150,000 loan. The accrued interest on the indebtedness at August 31, 2002 was $83,518. No interest was paid during the three months ended August 31, 2002.


NOTE 11 LEGAL MATTERS

The Company was involved in legal proceedings filed in 1999 pertaining to a claim for damages. In July 2002, payment was made in full and the suit was dismissed.


NOTE 12 GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the three months ended August 31, 2002, the Company showed an operating loss of $2,380, and accumulated deficit of $925,994. The accompanying financial statements indicate that current liabilities exceed current assets by $399,393 for the three months ended August 31, 2002.

At August 31, 2002, the Company has an exclusive agreement with one contractor to operate the recycling facility. This operator represents 100% of the trade accounts receivable. In the event that the operator fails to fulfill its obligations under the agreement or should cease doing business with the Company, the Company will be severely impacted. This raises substantial doubt about the Company's ability to continue as a going concern.

It is the opinion of management that the Company could operate the facility on its own, or obtain a new operator on terms that may be more favorable to the Company.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


         Results of Operations
         ---------------------

         Three months ended August 31, 2002 compared to the same period in 2001

         For the quarter ended August 31, 2002, the Company received revenues from the operation of the recycling center of approximately $36,600 compared to revenues for the same period in 2001 of $32,100. These revenues represent the Company's 10% and 6% share of recycling revenues for the first 450 yards and all yards above 450, respectively, received daily pursuant to the terms of the Assumption Agreement which modified the Amended Operation Agreement with the operator of the Company's recycling center. The approximately 11% increase in revenues is attributable to the increased percentage of total revenues the Company receives under the terms of the Assumption Agreement. Expenses increased from approximately $23,300 for the quarter ended August 31, 2001 to approximately $26,100 for the same period in 2002. The increase is due to a significant increase in general and administrative expenses of approximately $3,965 for the period which was offset by a reduction in professional fees of $2,600 or approximately 13%.

         The gross volume of materials delivered to the recycling center averaged approximately 1,100 yards per day in the quarter ended August 31, 2002 which is approximately 27 % less than the anticipated volume of 1,500 yards per day but is approximately 11% more than the gross volume delivered in the same period in fiscal 2001. Management believes that these numbers represent a positive upward trend in the amount of materials that are being delivered to the recycling center on a daily basis.

         Liquidity and Capital Resources
         -------------------------------

         As of August 31, 2002, the Company had no cash on hand. The monthly gross revenue received by the Company from the recycling center currently averages $12,000 per month. Management expects that this amount will increase although it cannot accurately determine the amount of such increase, if any. The Company obtained an extension on the current mortgage on the recycling center until February 1, 2004.

          Management anticipates that cash flow from revenues, which is expected to average approximately $12,000 to $15,000 per month during fiscal 2002, will be sufficient to finance the Company's working capital requirements for the next 12 months, including the funds required to pay the $4,099 per month mortgage expense. The Company's monthly cash operating expense averages approximately $6,000, which amount is not expected to materially increase based upon current operations. If the Company is unable to secure alternative funding necessary to satisfy its existing obligations, it may be unable to continue as a going concern.

         There are currently outstanding three loans from related parties in the principal sum of $99,335, $62,930 and $150,000, respectively. The amounts due on the first two loans include accrued interest at the rate of 7% per year. Accrued interest at the rate of 5% per year on the $150,000 loan, which is owed to the Company's President, was $83,518 at August 31, 2002. These loans have no set maturity date and are due upon demand. In the event that the Company is unable to pay these notes at the time any demand is made, management expects that the loans will be extended by the lenders although no assurances are given. These related parties have no obligation to make any further loans to the Company in the future notwithstanding that they have made loans in the past.

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

                           PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------


(a)      The following exhibits are included in this filing:

         99.1     Certification by Chief Executive Officer
         99.2     Certification by Chief Financial Officer


(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                          DISTRIBUTION MANAGEMENT SERVICES, INC.

Dated:  October 21, 2002                  By: /s/ Leo Greenfield
                                              ----------------------------------
                                              Leo Greenfield, President,
                                              Chief Executive Officer
                                              and Acting Financial Officer