Form 10QSB
period 2002-11-30
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2003-01-21
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2002
                                                ----------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

Commission File No. 0-30404

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Florida                                     83-05747
---------------------------------------------     -----------------------------
(State or other jurisdiction of incorporation     (IRS Employer Identification
         or organization)                                  Number)

11601 Biscayne Blvd.,  Suite 201                            33181
---------------------------------------------         ------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code  (305) 893-9273
                                              ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of November 30, 2002
-------------------------------              -----------------------------------
         Common Stock                                5,231,280 shares
         Par Value $0.001

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                  ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                  Page

Unaudited Balance Sheets as of November 30, 2002                   3-4

Unaudited Statements of Operations for the three
and six months ended November 30, 2002 and 2001                     5

Unaudited Statements of Cash Flows for the six
months ended November 30, 2002 and 2001                             6

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 2002



                                     ASSETS

Current assets

Cash  and equivalents                                 $    385
   Accounts receivable                                  12,005
Prepaid and other                                       42,766
                                                      --------
Total current assets                                    55,156

Property, plant and equipment, net                     896,953

Other assets                                             4,850
                                                      --------

Total assets                                          $956,959
                                                      ========

                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 2002



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                                               $    10,765
Accrued interest                                                    85,393
Loans payable - related party                                      302,392
                                                               -----------
Total current liabilities                                          398,550

Convertible debenture                                               20,000
Long term mortgage payable                                         375,000
                                                               -----------
                                                                   395,000

Stockholders' equity

   Common stock, $0.001 par value, 15 million shares
     authorized, 5,231,280 shares issued and  outstanding            5,231
   Additional paid in capital                                    1,085,553
Less: subscription receivable                                       (3,600)
   Accumulated deficit                                            (923,775)
                                                               -----------
                                                                   163,409
                                                               -----------

                                                               $   956,959
                                                               ===========
                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                    THREE MONTHS ENDED NOVEMBER 30,      SIX MONTHS ENDED NOVEMBER 30,
                                        2002              2001              2002              2001
                                      --------          --------          --------          --------

Revenues                              $ 37,398          $ 30,420          $ 74,022          $ 62,525
                                      --------          --------          --------          --------
Expenses

   General and administrative            2,451               654             7,653             1,642
Salaries                                 5,550             4,100             9,450             8,250
Professional fees                        2,400             3,528            11,900            15,630
License and taxes                          671                --               971                --
   Rent                                  1,086             1,086             2,172             2,172
Repairs and maintenance                     95                --             1,045                12
   Depreciation                          5,200             5,000            10,400            10,000
                                      --------          --------          --------          --------
                                        17,453            14,368            43,591            37,706
                                      --------          --------          --------          --------
Income from operations                  19,945            16,052            30,431            24,819

Other income/(expenses)
Interest expense                       (15,352)          (11,750)          (31,953)          (23,000)
Other income                                --                --             1,360               578
                                      --------          --------          --------          --------
                                       (15,352)          (11,750)          (30,593)          (22,422)
                                      --------          --------          --------          --------

Net income (loss)                     $  4,093          $  4,302          $   (162)         $  2,397
                                      ========          ========          ========          ========


Earnings (loss) per common share      $  0.001          $  0.001          $ (0.000)         $  0.000
                                      ========          ========          ========          ========

                       See notes to financial statements.

                       DISTRIBUTION MANAGEMENT SERVICES, INC.
                        STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Six months ended November 30,
                                                                              2002          2001
                                                                           -----------------------
Cash flows from operating activities:

  Net (loss) income                                                        $   (162)      $  2,397
                                                                           --------       --------

  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation                                                           10,400         10,000
      Additional paid in capital contributed as rent and services performed   9,972          9,972
      (Increase) decrease in accounts receivable                              3,961            411
      (Increase) decrease in prepaid expenses                                (2,094)        (2,094)
      (Increase) decrease in other assets                                     4,590             --
      Increase (decrease) in accounts payable and accrued expenses              750        (41,932)
                                                                           --------       --------
      Total adjustments                                                      27,579        (23,643)
                                                                           --------       --------
Net cash provided by operating activities                                    27,417        (21,246)
                                                                           --------       --------

Cash flows from investing activities:

     Capital expenditures                                                        --         (6,312)
Net cash used in investing activities                                            --         (6,312)
Cash flows from financing activities:
     Proceeds from stockholders and related party loans                          --         22,995
     Repayment of stockholders and related party loans                      (28,370)            --
                                                                           --------       --------
Net cash used in financing activities                                       (28,370)        22,995
                                                                           --------       --------

Net decrease in cash and cash equivalents                                      (953)         1,749

Cash and cash equivalents, beginning of period                                1,338          6,335
                                                                           --------       --------

Cash and cash equivalents, end of period                                   $    385       $  8,084
                                                                           ========       ========

                       See notes to financial statements.

--------------------------------------------------------------------------------

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         RESULTS OF OPERATIONS

         Three months ended November 30, 2002 compared to the same period in
2001

         For the three months ended November 30, 2002, the Company received revenues from the operation of the recycling center of approximately $37,300 compared to revenues for the same period in 2001 of $30,400. These revenues represent the Company's 10% and 6% share of recycling revenues for the first 450 yards and all yards above 450, respectively, received daily pursuant to the terms of the Assumption Agreement which modified the Amended Operation Agreement with the operator of the Company's recycling center. The approximately 21% increase in revenues is attributable to the increased percentage of total revenues the Company receives under the terms of the Assumption Agreement. Expenses increased from approximately $9,400 for the three months ended November 30, 2001 to approximately $12,300 for the same period in 2002. The increase is due to an increase in general and administrative expenses of approximately $1,800 and approximately $1,500 for salaries during the period which was offset by a reduction in professional fees of approximately $1,100 or approximately 31%.

         The gross volume of materials delivered to the recycling center averaged approximately 1,100 yards per day in the three months ended November 30, 2002 which is approximately 27 % less than the anticipated volume of 1,500 yards per day but is approximately 11% more than the gross volume delivered in the same period in fiscal 2001. While these numbers represent a positive upward trend in the amount of materials that are being delivered to the recycling center on a daily basis, management believes that these numbers should and could be increased.

         Six months ended November 30, 2002 compared to the same period in 2001

         For the six months ended November 30, 2002, the Company received revenues from the operation of the recycling center of approximately $74,000 compared to revenues for the same period in 2001 of $62,500. The approximately 17% increase in revenues is attributable to the increased percentage of total revenues the Company receives under the terms of the Assumption Agreement. Expenses increased from approximately $27,700 for the six months ended November 30, 2001 to approximately $33,200 for the same period in 2002. The approximate increase of 20% is due to a significant increase in general and administrative expenses of approximately $6,000 for the period which was offset by a reduction in professional fees of $3,700.

         LIQUIDITY AND CAPITAL RESOURCES

         As of November 30, 2002, the Company had cash on hand of $385. The monthly gross revenue received by the Company from the recycling center currently averages $12,000 per month. Management expects that this amount will continue to increase although it cannot accurately determine the amount of such increase, if any. The Company obtained an extension on the current mortgage on the recycling center until February 1, 2004.

          Management anticipates that cash flow from revenues, which is expected to average approximately $12,000 to $15,000 per month during the remainder of the current fiscal year, will be sufficient to finance the Company's working capital requirements for the next 12 months, including the funds required to pay the $4,099 per month mortgage expense. The Company's monthly cash operating expense averages approximately $6,000, which amount is not expected to materially increase based upon current operations. If the Company is unable to secure alternative funding necessary to satisfy its existing obligations, it may be unable to continue as a going concern.

         There are currently outstanding three loans from related parties in the principal sum of $94,414, $57,978 and $150,000, respectively. The first two loans accrue interest at a rate of 7% per year and the $150,000 loan, owed to the Company's President, accrues interest at 5% per year. Accrued interest on these loans aggregated $85,393 as of November 30, 2002. These loans have no set maturity date and are due upon demand. In the event that the Company is unable to pay these notes at the time any demand is made, management expects that the loans will be extended by the lenders although no assurances are given. These related parties have no obligation to make any further loans to the Company in the future notwithstanding that they have made loans in the past.

         From time to time, the Company may evaluate potential acquisitions involving complementary businesses, services, products or technologies. Management is in discussions with a company which owns other recycling centers to purchase an interest in the Company's recycling center. As of the date of this Report, there are no final agreements or understandings with respect to any such acquisition and no assurance can be given that the transaction will occur. The Company's future capital requirements will depend on many factors, including acquisitions, if any, growth of the Company's customer base, economic conditions and other factors including the results of future operations.

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

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------



(a)      The following exhibits are included in this filing:

         99.1 Certification pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          DISTRIBUTION MANAGEMENT SERVICES, INC.

Dated:   January 21, 2003                 By: /s/ Leo Greenfield
                                              ----------------------------
                                              Leo Greenfield, President,
                                              Chief Executive Officer
                                              and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.

99.1  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002