Form 10QSB
period 2003-02-28
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2003-04-21
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                  For the quarterly period ended      February 28, 2003
                                                 ----------------------------
                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

         For the transition period from _____________ to ________________

Commission File No. 0-30404

                     DISTRIBUTION MANAGEMENT SERVICES, INC.


        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                             83-05747
--------------------------------      ------------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
  incorporation or organization)

11601 Biscayne Blvd.,  Suite 201                     33181
----------------------------------------           ---------
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code  (305) 893-9273
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of February 28, 2003
-----------------------------                -----------------------------------
           Common Stock                              5,231,280 shares
         Par Value $0.001

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            BALANCE SHEET (UNAUDITED)
                                FEBRUARY 28, 2003


                                     ASSETS

Current assets
   Cash and equivalents                                      $   1,797
   Accounts receivable                                          13,812
   Prepaid and other                                            43,115
                                                             ---------
Total current assets                                            58,724

Property, plant and equipment, net                             891,978

Other assets                                                     4,850
                                                             ---------

                                                             $ 955,552
                                                             =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
   Accounts payable                                          $     8,765
   Accrued interest                                               94,768
   Loans payable - related party                                 288,919
                                                             -----------
Total current liabilities                                        392,452

Convertible debenture                                             20,000
Long term mortgage payable                                       375,000
                                                             -----------
                                                                 395,000

Stockholders' equity
   Common stock, $0.001 par value, 15 million shares
     authorized, 5,231,280 shares issued and  outstanding          5,231
   Additional paid in capital                                  1,090,539
     Less: subscription receivable                                (3,600)
   Accumulated deficit                                          (924,070)
                                                             -----------
Total stockholders' equity                                       168,100
                                                             -----------

                                                             $   955,552
                                                             ===========

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                   THREE MONTHS ENDED FEBRUARY 28,      NINE MONTHS ENDED FEBRUARY 28,
                                        2003             2002              2003              2002
                                     ---------         ---------         ---------         ---------

Revenues                             $  36,084         $  34,409         $ 110,106         $  96,934
                                     ---------         ---------         ---------         ---------

Expenses
   General and administrative            3,046             2,201            10,699             3,843
   Salaries                              2,250             3,450            11,700            11,700
   Professional fees                     6,225             1,449            18,125            17,079
   License and taxes                     2,777             3,100             3,748             3,100
   Rent                                  1,086             1,086             3,258             3,258
   Repairs and maintenance                 143                --             1,188                12
   Depreciation                          5,200             5,000            15,600            15,000
                                     ---------         ---------         ---------         ---------
                                        20,727            16,286            64,318            53,992
                                     ---------         ---------         ---------         ---------
Income from operations                  15,357            18,123            45,788            42,942

Other income/(expenses)
   Interest expense                    (11,902)          (12,750)          (47,605)          (35,750)
   Other income                             --                --             1,360               578
                                     ---------         ---------         ---------         ---------
                                       (11,902)          (12,750)          (46,245)          (35,172)
                                     ---------         ---------         ---------         ---------

Net income (loss)                    $   3,455         $   5,373         $    (457)        $   7,770
                                     =========         =========         =========         =========


Earnings per common share            $   0.001         $   0.001         $  (0.000)        $   0.001
                                     =========         =========         =========         =========

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              NINE MONTHS ENDED FEBRUARY 28,
                                                                                   2003           2002
                                                                                 -----------------------
Cash flows from operating activities:
  Net (loss) income                                                              $   (457)      $  7,770
                                                                                 --------       --------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                                                 15,600         15,000
      Additional paid in capital contributed as rent and services performed        14,958         14,958
      (Increase) decrease in accounts receivable                                    2,154         (1,289)
      (Increase) decrease in prepaid expenses                                      (2,443)        (3,141)
      (Increase) decrease in other assets                                           4,590             --
      Increase (decrease) in accounts payable and accrued expenses                  8,125        (26,343)
                                                                                 --------       --------
      Total adjustments                                                            42,984           (815)
                                                                                 --------       --------
Net cash provided by operating activities                                          42,527          6,955
                                                                                 --------       --------

Cash flows from investing activities:
   Capital expenditures                                                              (225)        (9,901)
                                                                                 --------       --------
Net cash used in investing activities                                                (225)        (9,901)
                                                                                 --------       --------

Cash flows from financing activities:
   Repayment of stockholders and related party loans                              (41,843)        (2,005)
                                                                                 --------       --------
Net cash used in financing activities                                             (41,843)        (2,005)
                                                                                 --------       --------

Net increase (decrease) in cash and cash equivalents                                  459         (4,951)

Cash and cash equivalents, beginning of period                                      1,338          6,335
                                                                                 --------       --------

Cash and cash equivalents, end of period                                         $  1,797       $  1,384
                                                                                 ========       ========

--------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

          Results of Operations

          Three months ended February 28, 2003 compared to the same period in
2002

          For the three months ended February 28, 2003, the Company received revenues from the operation of the recycling center of approximately $36,000 compared to revenues for the same period in 2002 of $34,400. These revenues represent the Company's 10% and 6% share of recycling revenues for the first 450 yards and all yards above 450, respectively, received daily pursuant to the terms of the Assumption Agreement which modified the Amended Operation Agreement with the operator of the Company's recycling center. The approximately 5% increase in revenues is attributable to the increased volume of total revenues the Company receives under the terms of the Assumption Agreement. Expenses increased from approximately $11,300 for the three months ended February 28, 2002 to approximately $16,000 for the same period in 2003. The increase is due to an increase in general and administrative expenses of approximately $ 4,800 for professional fees during the period which was offset by a reduction in salaries and licenses and taxes of approximately $1,500.

         The gross volume of materials delivered to the recycling center averaged approximately 1,100 yards per day in the three months ended February 28, 2003 which is approximately 27 % less than the anticipated volume of 1,500 yards per day but is approximately 5% more than the gross volume delivered in the same period in fiscal 2002. While these numbers represent a positive upward trend in the amount of materials that are being delivered to the recycling center on a daily basis, management believes that these numbers should and could be increased.

         Nine months ended February 28, 2003 compared to the same period in 2002

         For the nine months ended February 28, 2003, the Company received revenues from the operation of the recycling center of approximately $110,100 compared to revenues for the same period in 2002 of approximately $96,900. The approximately 14% increase in revenues is attributable to the increased volume of total revenues the Company receives under the terms of the Assumption Agreement. Expenses increased from approximately $39,000 for the nine months ended February 28, 2002 to approximately $48,700 for the same period in 2003. The approximate increase of 25% is due to a significant increase in general and administrative expenses of approximately $6,850 for the period attributable to increased spending on office expenses and temporary services.

         Liquidity and Capital Resources
         -------------------------------

         As of February 28, 2003, the Company had cash on hand of $1,797. The monthly gross revenue received by the Company from the recycling center currently averages $12,000 per month. Management expects that this amount will continue to increase although it cannot accurately determine the amount of such increase, if any. The Company obtained an extension on the current mortgage on the recycling center until February 1, 2004.

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

         There are currently outstanding three loans from related parties in the principal sum of $80,941, $57,978 and $150,000, respectively. The first two loans accrue interest at a rate of 7% per year and the $150,000 loan, owed to the Company's President, accrues interest at 5% per year. Accrued interest on these loans for the fiscal year aggregated $94,768 as of February 28, 2003. These loans have no set maturity date and are due upon demand. In the event that the Company is unable to pay these notes at the time any demand is made, management expects that the loans will be extended by the lenders although no assurances are given. These related parties have no obligation to make any further loans to the Company in the future notwithstanding that they have made loans in the past.

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

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)      The following exhibits are included in this filing:

         99.1 Certification pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K:

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              DISTRIBUTION MANAGEMENT SERVICES, INC.

Dated: April 18, 2003         By: /s/ Leo Greenfield
                                  ----------------------------------------------
                              Leo Greenfield, President, Chief Executive Officer
                              and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.
-----------

99.1  Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
           Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002