Form 10KSB
period 2003-05-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2003-09-15
CIK 1064270

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003               Commission File No. 0-27539

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from______to_________

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
       ------------------------------------------------------------------
                    (Exact name of registrant in its charter)

         Florida                                                 65-0574760
------------------------------                               ------------------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

11601 Biscayne Blvd., Suite 201
          Miami, FL                                                33181
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (305) 893-9273

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

YES [X]         NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $145,850

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of August 29, 2003: Not Determinable.

As of August 29, 2003 the Registrant had 8,204,508 shares of common stock outstanding.

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

(B)      BUSINESS OF THE COMPANY

         PRINCIPAL OPERATIONS, SERVICES AND MARKETS

         As of the fiscal year ended May 31, 2003 and subsequently until it was sold on July 25, 2003, the Company, through a third party operator, operated a transfer station (also referred to herein as the recycling center) at the site which provides contractors, truckers and demolition companies, under state supervision, a conveniently located facility where recyclable materials from demolition or new construction jobs can be segregated into usable or waste categories. Once segregated, the materials are disposed of in accordance with the requirements of DERM.

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

         In addition to the transfer station, the Company had been exploring the possibility of expanding its operations into other areas of environmental concern including the acquisition of a landfill which would be operated in conjunction with the Company's recycling center and trucking facilities which would enable the Company to provide a full service operation to contractors and developers. Management determined not to pursue the acquisition of a landfill or the development of trucking operations. Instead, it has been in discussions regarding the acquisition of other businesses. On May 23, 2003, the Company acquired the rights, title and interest to two (2) full length motion picture scripts as described below. It is the Company's intention to produce, market and distribute one or both of these scripts as full length motion pictures as described in this Annual Report.

         Until the sale of the property and recycling center (collectively, the "Center") in July 2003, the Company derived its income solely from its Amended Operation Agreement (the "Agreement") with the operator of the landfill. The Agreement was entered into by the Company and the operator on December 22, 1998, and is for a period of five consecutive years with automatic renewal annually unless notice of termination is given by the operator. The operator also has an option (the "Option") to purchase the Center during the initial five year term of the Agreement at a purchase price of from 115% to 175% (determined by in which year of the Agreement the Option is exercised) of $1,300,000 which was set by the Company and the operator based, in part, upon the Company's investment in the recycling center. The initial term of the Agreement will expire in December 2003. The Agreement was assigned by the original operator, Peerless Dade, Inc., to a new operator as permitted under the terms of the Agreement on October 24, 2000. The current operator of the Center is Star Services Group, Inc. and its affiliates (the "Operator"). All other terms and conditions of the Agreement remained the same except that the Company receives 10% of the gross amount collected by the Operator from "tipping fees"for the first 450 yards of materials received each day and 6% in excess of 450 yards per day. The original agreement provided for 6% and 10%, respectively.

         The Operator charges construction or waste removal companies "tipping fees" of $7.00 to $7.50 per yard for dumping of construction waste or demolition materials at the transfer station which, on average, will receive from 850 to 1,500 yards of material per day, subject to local weather and construction conditions. The Operator provides all machinery for the operation and assumes all costs, expenses and maintenance of the operation of the recycling center. Under the terms of the Agreement, the Company is responsible for the payment of mortgages, real estate taxes, permits and licenses (which taxes, permits and licenses cost approximately $7,650 per year in the aggregate) and any capital improvements. The $375,000 mortgage note payable on the facility which bears interest at the rate of 12% per annum due February 1, 2004 was repaid from the proceeds from the sale of the Center. See "Properties" herein and "Management's Discussion & Analysis."

         For fiscal year 2003, the Center received an average of 800 to 1,000 cubic yards of materials per day, far below the average of 1,100 yards received in the prior fiscal year and the 1,500 yards that was anticipated to be received. This reduction in yardage is the basis for certain allegations in the Company's lawsuit against the Operator and affiliated parties.

         DISTRIBUTION METHODS

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

         SALE OF CENTER

         The Company entered into a Contract of Sale dated April 23, 2003 ("Contract") with Southern Waste Systems Ltd.("Southern") to purchase the Center for $1,050,000. The closing of the transaction occurred on July 25, 2003 after Southern had completed satisfactory due diligence and all conditions precedent had been met. The Company used the net proceeds from the sale to (i) satisfy the existing mortgage on the Center, including all unpaid interest, (ii) repay other debt to non-affiliated third parties, and (iii) for working capital. The sale of the Center is recorded in the Company's financial statements under "Discontinued Operations". "See Item 7. Financial Statements".

         In addition to customary terms and conditions, the Contract provides that if the Operator exercises its Option, to purchase the Center, at the purchase price of $2,275,000 which is the Option price for the fifth year of the Agreement, then Southern will receive (a) return of the purchase price, or any expenses incurred in connection therewith; (b) all expenses incurred to transfer title to the Operator; (c) reimbursement for any expenses incurred in improving the property; and (d) twenty-five (25%) percent of the difference between the original purchase price paid by Southern and the purchase price paid under the exercise of the Option. The Option expires on December 31, 2003 and there is no assurance that the Operator will exercise the Option.

         On August 4, 2003, the Company filed suit against the Operator of the Center and its affiliates which include Dade Recycling and Disposal, Allied Waste Industries, Inc., Browning Ferris Industries, Inc. and Awin Management, Inc. The suit seeks an accounting and damages alleging fraudulent breach of contract, negligence and breach of contract arising from the Operator's operation of the Center and the Amended Operation Agreement. See Item 3. Legal Proceedings".

         COMPETITION

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

         DEPENDENCE ON MAJOR CUSTOMER

         Until the sale of the Center in July 2003, the Company's income was solely dependent on the Operator who is the exclusive operator for the Center pursuant to the Agreement. The existence of the Agreement may have an adverse effect on the income received by the Company since the volume of business is controlled by the Operator. The Agreement provides, however, that the Operator is required to exercise commercially reasonable efforts to maximize the business operations of the Center. In August 2003 the Company filed a lawsuit against the Operator and its affiliates alleging, among other claims, that the Operator failed to fulfill certain of its obligations under the Agreement. See "Item 3. Legal Proceedings".

         PATENTS AND PROPRIETARY RIGHTS

         The Company has acquired the rights to two (2) movie scripts, each of which is copyrighted through the copyright office of the United States.

         GOVERNMENTAL APPROVALS AND REGULATIONS

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

         On September 1, 1999, Leo Greenfield, the President and a director of the Company, was individually charged by the State of Florida with "littering" in violation of Fla.Stat. 403.413(4) which is a third degree felony and carries a maximum penalty of up to five years imprisonment and a possible $5,000 fine. Such charge was based on a claim that 22 barrels of liquid material pumped from a ground storage tank during construction of the facility were temporarily stored by the contractor in a fenced-off alley adjoining the Company's property. At such time, Leo Greenfield was not an officer or director of the Company. Three months prior to the charges being made, the barrels and material were disposed of in accordance with the requirements and approval of DERM and in accordance with all environmental regulations. Mr. Greenfield denied any violation of such statute or wrongdoing of any kind; however, in order to dispose of the charge, Mr. Greenfield entered a plea of nolle contender on March 21, 2000, without an adjudication, and the Company paid the County's expenses related to this matter of approximately $12,500.

         RESEARCH AND DEVELOPMENT COSTS

         The Company is not involved with any research or development at this time.

         EMPLOYEES

         As of the present time the Company has no paid employees. The President, Vice President and the Secretary of the Company presently serve without compensation and have provided the services required to establish the Company's current business and operation. The value of Mr. Greenfield's services are recorded at their estimated fair value in the financial statements. In August 2003, Mr. Greenfield converted the value of his services to the Company, as recorded in the Company's audited financial statements for the fiscal years ended May 31, 2002 and May 31, 2003, into shares of the Company's restricted common stock at fair market value. See "Item 10. Executive Compensation"

ITEM 2.  PROPERTIES.

         The Company's executive offices are located at 11601 Biscayne Blvd., Suite 201, Miami, Florida 33181, and substantially all of its operating activities are conducted from that location which is the office of the President. The Company pays no rent for these offices; however, the President is under no continuing obligation to provide the use of the Company's executive offices free of charge. Management believes that as the Company expands its business it will enter into an appropriate lease agreement for such facilities as may be necessary for conducting its operations. Any such lease agreement is expected to be on such terms and conditions customary for similar facilities in the Company's geographical area. Until the sale of the Center, the Company's operations were conducted from facilities located on real property owned by the Company. The Company is not in the business of investing in real estate or real estate mortgages.

         Until the sale of the Center in July 2003, the Company was the owner in fee simple of a tract of land comprising approximately 32,000 square feet located at 2000 North Miami Avenue, Miami, Florida, upon which it constructed the Center. The Center is enclosed by an 8' high concrete wall, and consists of a 5,000 square foot open operations building and a 900 square foot office facility. The remaining areas of the site are appropriately paved and drained and are used as receiving areas. The improvements were financed in part by a mortgage loan from an unaffiliated third party in the aggregate amount of $375,000 which bears interest at 12% per annum payable monthly. The maturity date of the mortgage was February 1, 2001 but was extended by the lender to February 1, 2004. This property was sold by the Company to Southern in July 2003. The proceeds from the sale were used, in part, to fully satisfy the existing mortgage on the property.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to the following legal proceedings:

                  a. Suit filed in August 2003 in the Circuit Court, in and for Miami-Dade County, Florida, Case No. 03-17989 CA 01/15, Distribution Management Services, Inc. v. Peerless Dade, Inc., et al. The Company is seeking from the operator of the recycling center and related parties (i) an accounting, and (ii) damages for fraudulent breach of contract, negligence and breach of contract. The suit was filed on August 4, 2003 and the parties have been served; however, as of the date of this report, no responsive pleadings have been filed by any of the served defendants.

                  b. Suit filed in May 1999 in the Circuit Court, in and for Miami-Dade County, Florida, Case No. 99-13058 CA 10, Central Concrete v. Distribution Management Services, Inc., seeking $26,484.93 pursuant to a claim for payment in connection with construction materials provided to the Company. The Company paid approximately $35,000 in settlement of this lawsuit and it was dismissed on October 10, 2001.

                  c. Suit filed in September 1999 in the Circuit Court ,in and for Miami-Dade County, Florida, Case No. 99-21685 CM 05, Rock Power Corp. v. Distribution Management Services, Inc., pursuant to a claim for payment in connection with the replacement of a City of Miami water line for a cost of approximately $97,000. In May 2002, payment in full was made by the Company and the suit was dismissed.

                  d. Suit filed in March 1998 in the Circuit Court, in and for Miami-Dade County, Florida, Case No. 98-6581 CA 02 (03), Ronald L. Book v. Romolo Egidi, et al. Plaintiff claimed an ownership interest in the real property on which the Center is located which collateralized a loan previously made to the Company to purchase the property. The case was settled and the Court dismissed the suit but retained jurisdiction to reinstate the claim in the event the Agreement to Settle and Standstill Agreement entered into on July 7, 1999, was not complied with. A payment was made by the Company to the plaintiff in the amount of $135,000, with an additional payment of $50,000 in May 2001. The Company also issued 5,000 shares of restricted common stock to the Plaintiff in December 2000. A Quit Claim Deed dated May 10, 2001 in favor of the Company was filed and recorded, general releases executed and the matters entirely settled.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to the vote of security holders during the year ended May 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock currently trades in the "pink sheets" under the trading symbol "DMGS". The Company's common stock was listed for trading on the over- the-counter bulletin board (OTC:BB) on August 17, 1999, but became ineligible to continue trading on October 18, 2000 because its Form 10-KSB for the fiscal year ended May 31, 2000 was not timely filed with the Securities and Exchange Commission. The Company was relisted on the OTC:BB in fiscal 2002.

         The following table sets forth the highest and lowest bi prices for the common stock for each calendar quarter and subsequent interim period since the common stock commenced actual trading, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions:


Fiscal 2002                  High Bid                   Low Bid
-----------                  --------                   -------
First Quarter                .11                        .11

Second Quarter               .11                        .11

Third Quarter                .11                        .11

Fourth Quarter               no listed trades           no listed trades

Fiscal 2003
-----------
First Quarter                .11                        .10

Second Quarter               .20                        .12

Third Quarter                .20                        .05

Fourth Quarter               .18                        .10

Fiscal 2004
-----------
June 1-August 29             1.85                       .13

         There can be no assurance that an active public market for the common stock will continue or be sustained. In addition, the shares of common stock are subject to various governmental or regulatory body rules which affect the liquidity of the shares.

         The Company presently is authorized to issue 50,000,000 shares of common stock, of which 8,204,508 shares were outstanding on August 29, 2003. The Company amended its Articles of Incorporation on August 27, 2003 by the vote of the holders of a majority of the shares of common stock to increase its authorized shares of common stock from 15,000,000 to 50,000,000. In addition to increasing the authorized capital stock, the Company also amended its Articles of Incorporation to exempt it from the provisions of Section 607.0901 of the Florida Business Corporation Act relating to affiliated transactions and Section
607.0902. of the Florida Business Corporation Act relating to control share acquisitions. The amendment relating to affiliated transactions will be effective 18 months following the date of the amendment. The amendment relating to control share acquisitions is effective upon filing.

HOLDERS

         There were approximately 36 holders of record of the Company's common stock as of August 29, 2003.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         Twelve Months Ended May 31, 20032 compared to May 31, 2002.

           During the fiscal year ended May 31, 2003, payments were made against various obligations of the Company including settlement of one lawsuit. For the year ended May 31, 2003 the Company received revenues from the operation of the Center of approximately $145,850 compared with revenues of $137,100 for the fiscal year ended May 31, 2002, representing an increase of approximately 6%. This increase was primarily due to an increase in the materials brought to the Center during the period but is less than management had anticipated. This amount represents the Company's share of revenues pursuant to the Agreement described in Item 1. of this Report and in Note 6 to the Company's audited financial statements.

         The gross volume of materials delivered to the Center averaged approximately 800 to 1,000 yards per day during fiscal 2003 compared to 1,100 yards in fiscal 2002. This amount is still approximately up to 53% less than the anticipated volume of 1,500 yards per day. The Company has sued the Operator and its affiliates alleging, among other matters, that the reduction in the amount of materials was part a fraudulent scheme intended to reduce the amount of the

DERM performance bond and the payments to be made to the Company under the Amended Operation Agreement. See Item 3. "Legal Proceedings".

         LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2003, the Company had cash on hand of approximately $2,600. The monthly gross revenue received by the Company was approximately $11,500 per month for the fiscal year ended May 31, 2002 and $12,150 for the fiscal year ended May 31, 2003, or an increase of approximately 5%.

         As of the date of this report, the Company has no revenues from operations as the result of the sale of the Center in July 2003. It has used a portion of the net proceeds from the sale to fully satisfy the mortgage on the property as well as pay down or satisfy certain other obligations to non-affiliates. The balance of the net proceeds is being used for working capital. Management believes that these funds will be sufficient for the Company's working capital needs for the next 12 months, exclusive of the funds necessary for the production of the films as described below, since the Company has also significantly reduced its outstanding debt to related parties. On July 17, 2003 the Company's Board of Directors approved the conversion of certain debt owed by the Company to Leo Greenfield, President and Chairman, and related parties. The amount converted was (i) $100,000 of the principal amount of existing loans owed by the Company, (ii) accrued unpaid interest of $$99,546 on all loans as of May 31, 2003,and (ii) accrued salary of $89,475 for the fiscal years ended May 31, 2002 and 2003. The conversions were based on the closing price of a share of the Company's common stock as quoted on the OTC:BB on July 16, 2003, the trading day immediately preceding the Board resolution. On that date, the closing price per share was $.13 which resulted in the issuance to an entity owned and controlled by Mr. Greenfield in August 2003 of 2,223,228 shares of restricted common stock.

         After the conversion as described above, there are currently outstanding three loans from three related parties in the principal sum of $ 150,000, $35,275 and $ 76,317, respectively. All of the loans are due upon demand and bear interest at the applicable Federal rate. These related parties have no obligation to make any further loans to the Company in the future notwithstanding that they have made loans in the past. These loans may be converted, in whole or in part, by the related parties in their discretion into shares of the Company's restricted common stock at fair market value although there is no assurance given that this will occur. See "Certain Relationships and Related Transactions."

         On May 30, 2003, the Company entered into an agreement with Jordan Klein, Sr. and Jordan Klein, Jr. (collectively "Klein") to purchase certain copyrighted movie scripts (the "Assets") that had been written and developed by Klein (the "Script Agreement"). Pursuant to the terms of the Script Agreement, Klein also agreed to use their substantial skills, talents and expertise as experienced underwater photographers, cameramen, engineers and producers in more than 75 feature films and for television to produce, market and distribute the Assets utilizing their own equipment at no additional cost to the Company. As consideration for the Assets which have been independently appraised at $2,000,000, the Company issued to Klein an aggregate of 500,000 shares of its restricted common stock and two (2%) percent of the gross proceeds received by the Company, if any, from the marketing and distribution of the Assets. They have also been appointed to each serve on the Company's Board of Directors. The Company intends to finance the production costs estimated at $3,000,000 for the first of these films from the proceeds of a private offering of its restricted equity securities. No assurance can be given that the Company will be successful in raising all of the necessary funding to do so. The inability to raise the requisite funding could have a material adverse impact on the Company's planned business and ita financial condition and prevent the production of any of the films. Further, there can be no assurances that the Company will be able to secure funding from other sources in the amounts needed or on terms that are satisfactory to the Company.

         In August 2003 the Company issued 250,000 shares of restricted common stock to a non-affiliate to provide certain consulting services to the Company.

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

         The Company currently has no paid employees. There are no present plans to hire any additional personnel in connection with the Company's planned film production. However, if operations are expanded through growth or acquisitions, the Company expects to hire personnel to meet these needs and may enter into employment agreements with its president or others to oversee its operations. The number of employees which may be hired will be determined by the continuity or modification of the present Agreement and/or the expansion of the Company's present business or into other business ventures. The number of employees actually hired will be based on the Company's ability to support the increased cost through cash flow generated by such business.

         IMPACT OF INFLATION

         Although the Company has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

         FORWARD-LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the SEC. Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements of the Company required by Regulation S-B are attached to this Report. Reference is made to Item 13 below for an index to the financial statements and financial statements schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May 19, 2003, the Company filed a Form 8-K reporting a change in its certifying accountant on May 12, 2003. The Company reported the dismissal of Marvin B. Seidman, CPA and the retention of Berkovits, Lago & Co. LLP as its certified public accountant for the purpose of conducting its audits and providing financial reports for the Company.

         The decision to dismiss Marvin B. Seidman, CPA was recommended and approved by the Board of Directors. During the two most recent fiscal years and through the date of dismissal, there were no disagreements over accounting matters, financial disclosures or any other limitations on the scope or procedure of the independent auditor in the course of performing professional services and there was no adverse opinion or disclaimer of opinion, nor were its reports modified as to audit scope or accounting principles.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         (A) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         As of August 29, 2003, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors are as follows:


Name                  Age     Position                       Period Served As Director
----                  ---     --------                       -------------------------
Leo Greenfield        79      President and Director         March 1999 to Present

Barbara Greenfield    65      Vice President and Director    March 1998 to Present

Maria Elena
Lopez de Mendoza      63      Secretary and Director         March 1998 to Present

Jordan Klein, Sr.     78      Vice President                 August 2003 to Present
                              Director                       May 2003 to Present
Jordan Klein, Jr.     39      Director                       May 2003 to Present

          The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board. The Company did not hold an annual meeting in the fiscal year ended May 31, 2003.

         LEO GREENFIELD

         Mr. Greenfield has been President and a director of the Company since March 1999. He is also the vice president of Double D, Inc., a privately held Florida holding company with no operations or business, which is a major shareholder of the Company. From May 1997 to March 1998, he acted as business consultant for the Company in arranging the financing for and supervising construction of the Company's facilities. In March 1998, he became the General Manager of the Company. He still serves in that capacity although he has now become President and Director of the Company. He holds an LLB Degree from the University of Miami (1948) and a BSBA Degree from the University of Miami
(1950). In 1990 he was convicted of obstruction of justice and resigned from The Florida Bar. On September 1, 1999 Mr. Greenfield was individually charged by the State of Florida with "littering" in violation of Fla. Stat.403.413(4), a class three felony with a maximum penalty of five years imprisonment and possibly up to a $5,000 fine, based on a claim that 22 barrels of liquid material were pumped from a ground storage tank during construction of the facility by the contractor and during the time that Mr. Greenfield was not an officer or director of the Company. They were temporarily stored in a fenced-off alley adjoining the Company's property. These barrels and the material were disposed of in accordance with the requirements and approval of DERM and all environmental regulations three months prior to the charges being made and. Mr. Greenfield denied any violation of such statute or wrongdoing of any kind; however, in order to dispose of the charge, Mr. Greenfield entered a plea of nolle contendre on March 21, 2000, without an adjudication, and the Company paid the County's expenses of approximately $12,500.

         BARBARA GREENFIELD

         Mrs. Greenfield has been Vice President and a director of the Company since March 1998. She is president of Double D, Inc., a majority shareholder of the Company. Since June 2000, Ms. Greenfield had been employed by the City of Hollywood, Florida Fire Rescue Department. Ms. Greenfield has been employed as a controller and consultant in designing computer programs. Since June 2000, she has been employed by the City of Hollywood, Florida in a data entry/secretarial position. In 1998 she was employed by Panciera Funeral Homes in Hollywood, Florida and designed a computer program for their Pre-Need Division. She was involved in the ownership and management of Powergate Plaza, a shopping center located in Pompano Beach, Florida until it was sold in November 2001. Ms. Greenfield attended the University of Miami and graduated from the School of Interior Design, a private design school. She is a licensed practitioner and has been active in the field since 1969.

         MARIA ELENA LOPEZ DE MENDOZA

         Ms. Mendoza has been Secretary and Director of the Company since March 1998 and has been providing administrative services to the Company since such time. She had previously been employed by Mr. Greenfield, President of the Company, since 1973 in both the operation of his law office as well as various business enterprises in which he had been engaged.

         JORDAN N. KLEIN, SR.

         Mr. Klein has been a director of the Company since May 2003 and a vice President since August 2003. He is the Chief Executive Officer of several closely held companies: Aero Marine, Inc., DanJor, Inc. and Jordan Klein Productions, Inc. Jordan Klein Productions, Inc. has specialized for over 30 years in underwater lighting, set design, construction, location scouting and complete camera crews for over 300 commercials, more than 50 feature films and television. It has manufactured props and sets for such television shows as Flipper, Sea Hunt and The X Files and feature films such as Thunderball, The Abyss, Splash, Cocoon, Never Say Never Again and You Only Live Twice. Jordan Klein, Sr. has been directing and filming topside and specializing in underwater feature films, commercials and aerial filming for over 40 years and has been an IA cameraman for more than 25 years. He has also designed and manufactures underwater camera housings for the Arriflex and the Sony Betacam.

         Mr. Klein has received numerous national and international awards for his work. He was the co-winner of an Academy Award (for Director of Underwater Engineering, and design and construction of the underwater props, sets and special effects for "Thunderball") in 1966 from the Academy of Motion Picture Arts and Sciences and won an Academy Award for Technical Achievement in Underwater Engineering in 2002. He was inducted into the Underwater Hall of Fame in 2003 and is a member of the Underwater Society of America (1991 "NOGI" Award Winner), International Underwater SCUBA Association and the International Association of Television Stage Employees.

         JORDAN KLEIN, JR.

         Jordan Klein, Jr. has been a director of the Company since May 2003 and is the son of Jordan Klein, Sr. He is a film director and cameraman for Jordan Klein Productions, Inc. He also is President of Jordan Klein, Inc. doing business as Jordan Klein Film & Video for the last 15 years. Mr. Klein is also a pilot, advanced open water SCUBA diver, a certified Steadicam Operator/Instructor, yacht/boat operator. He has been a camera operator on such feature films as The Abyss, Cocoon and Cocoon II, Shoot to Kill, Splash, Billy Bathgate and Jaws 3D and on more than 30 commercials. He has also worked on music videos for Garth Brooks and Julio Iglesias among others in addition to numerous documentaries for such organizations as National Geographic, National Geographic Explorer, the Discovery Channel, PBS Nature and the BBC. He is a member of the Professional Association of Diving Instructors.

(B) DIRECTORSHIPS

         None of the Company's executive officers or directors is a director of any company with a class of equity securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

(C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         None

         (D)      FAMILY RELATIONSHIPS

         Leo Greenfield and Barbara Greenfield, President/Director and Vice President/Director of the Company, respectively, have been married since 1959. Jordan Klein, Sr. and Jordan Klein, Jr. are father and son. No other family relationship exists between the officers or any other person who may be selected as a director or executive officer of the Company.

ITEM 10. EXECUTIVE COMPENSATION

         The Company did not compensate prior management in the years ended May 31, 2000, 2001 and 2003, nor is it presently compensating its officers or directors but has accrued salary in its financial statements. In July 2003 the Company converted an aggregate of $89,475 in accrued salary for Mr. Greenfield for the fiscal years ended May 31, 2002 and 2003 into an aggregate of 688,269 shares of restricted common stock at fair market value. It does intend at a future date to enter into employment contracts with its officers for compensation on a reasonable basis as may be approved by the Board of Directors once there are sufficient revenues to do so as to which no assurances are given.

         SUMMARY COMPENSATION TABLE

                               Annual Compensation                            Long Term Compensation
                               -------------------                            ----------------------
                                                                              Awards    Payouts
                                                                              ------    -------
                                                     Annual      Restricted   Under-             Other
Name and                                             Compen-     Stock        lying     LTIP     Comp-
Principal Position         Year    Salary   Bonus    sation      Awards       Option    Payouts  ensation
------------------         ----    ------   -----    ------      ------       ------    -------  --------
Leo Greenfield             2003     None    None     None         None         None     None     None
President/Director         2002     None    None     None         None         None     None     None
                           2001     None    None     None         None         None     None     None

Barbara Greenfield         2003     None    None     None         None         None     None     None
Vice President/Director    2002     None    None     None         None         None     None     None
                           2001     None    None     None         None         None     None     None

Maria Elena                2003     None    None     None         None         None     None     None
Lopez de Mendoza           2002     None    None     None         None         None     None     None
Secretary/Director         2001     None    None     None         100000       None     None     None

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         All reports required by Section 16(a) of the Exchange Act were not filed on a timely basis by all directors, officers and beneficial owners of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Act. The Form 3 reporting the beneficial ownership of Company securities by Jordan Klein, Sr. and Jordan Klein, Jr. as newly appointed directors as of May 30, 2003 was filed in July 2003.

         OPTION GRANTS IN FISCAL 2002

         None

         AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTIONS/SAR VALUE TABLE

         None

         LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

         None

         COMPENSATION OF DIRECTORS

         None

         EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         None

         REPORT ON REPRICING OF OPTIONS/SARS

         None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth as of August 29, 2003 the ownership of common stock by persons who own beneficially more than 5% of the outstanding shares of the Company's common stock:

                     Name and Address                 Amount and Nature of
Title of Class      of Beneficial Owner               Beneficial Ownership     Percent of Class(1)
--------------      -------------------               --------------------     -------------------
Common              CEDE & CO.
                    P.O. Box 222
                    Bowling Green Station
                    New York, NY 10274                      1,890,000                 23%

Common              Fidra Holdings Ltd.
                    Cable Beach Ct, Suite 1
                    West Bay Street
                    Nassau, Bahamas                           824,500                 10%

----------
(1) Percentages are calculated based upon 8,204,508 shares issued and outstanding as of August 29, 2003.

         (B) SECURITY OWNERSHIP OF MANAGEMENT

                     Name and Address                 Amount and Nature of      Percent
Title of Class      of Beneficial Owner               Beneficial Ownership     of Class(1)
--------------      -------------------               --------------------     -----------
Common              Double D, Inc.(2)                       1,200,000            14.6%
                    1721 Trafalgar Circle
                    Hollywood, FL 33069

Common              Three G International, Inc.(3)          2,223,228            27.1%
                    11601 Biscayne Blvd.
                    Suite 201
                    Miami, FL 33181

Common              Leo Greenfield(2)(3)                    3,423,228            41.7%
                    11601 Biscayne Blvd.
                    Suite 201
                    Miami, FL 33181

Common              Barbara Greenfield(2)(3)                1,200,000            14.6 %
                    11601 Biscayne Blvd.
                    Suite 201
                    Miami, FL 33181

                     Name and Address                 Amount and Nature of      Percent
Title of Class      of Beneficial Owner               Beneficial Ownership     of Class(1)
--------------      -------------------               --------------------     -----------
Common              Maria Elena Lopez                         100,000             1.2%
                    de Mendoza (3)
                    11601 Biscayne Blvd.
                    Suite 201
                    Miami, FL 33181

Common              Jordan Klein, Sr.                         300,000             3.7%
                    10197 S.E. 144th Place
                    Summerfield, FL34491

Common              Jordan Klein, Jr.                         200,000             2.4%
                    10197 S.E. 144th Place
                    Summerfield, FL34491

All officers and directors
as a group (5 persons)                                      4,203,238            51.2%

----------
(1) All percentages are calculated based upon 8,204,508 shares issued and outstanding as of August 29, 2003.

(2) Double D, Inc. is a Florida corporation. 100% of the common stock of Double D, Inc. is owned by Barbara Greenfield, vice president and a director of the Company, and Leo Greenfield, President of the Company. For the purposes of Rule 13(d), Mr. Greenfield claims beneficial ownership of these shares with Barbara Greenfield, his wife.

(3) Three G International, Inc., a Florida corporation owned and controlled by Mr. Greenfield, acquired 2,223,228 shares of the Company's restricted common stock upon conversion of (i) accrued unpaid interest of $99,546 on Mr. Greenfield's and related parties' outstanding loans to the Company as of May 31, 2003, (ii) $100,000 principal amount of interest on certain loans payable to Mr. Greenfield and related parties, and (iii) Mr. Greenfield's accrued unpaid salary of $89,475 for the fiscal years ended May 31, 2002 and 2003. The conversion was at $.13 per share based upon the closing price of a share of common stock on July 16, 2003, the trading day immediately preceding the resolution of the Board of Directors approving the conversion. For the purposes of Rule 13(d), Mr. Greenfield claims beneficial ownership of these shares and Barbara Greenfield, his wife, disclaims beneficial ownership of these shares.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's common stock, except as disclosed in the following paragraphs:

                  (i) On or about December 31, 1997, Double D, Inc., a company owned by Leo Greenfield, President and a director of the Company, and Barbara Greenfield, Vice President and a director of the Company, loaned the Company $150,000. The loan is payable upon demand and bears interest at the applicable Federal rate. The proceeds of this loan provided additional funding for the construction of the facility.

                  (ii) In or about July 2002, Leo Greenfield, President and a director of the Company, loaned the Company $105,062 to pay for the settlement of litigation involving the Company. The loan is due upon demand and bears interest at the applicable Federal rate.

                  (iii) From approximately May 1998 through July 2002, Greenfield and DuVal, P.A. loaned the Company an aggregate of approximately $75,700. The loan is due upon demand and bears interest at the applicable Federal rate. The proceeds of this loan provided additional funding for the construction of the facility and payment of approximately $35,000 for the settlement of litigation.

                  (iv) In July 2003, upon the approval of the Board of Directors, the Company converted $100,000 of the principal amount due under the loans listed in (i), (ii) and (iii) above and all accrued unpaid interest on all of such loans in the sum of $99,546 as of May 31, 2003 into 1,534,969 shares of the Company's restricted common stock. In addition, the Company also converted Mr. Greenfield's accrued unpaid salary of $89,475 for the fiscal years ended May 31, 2002 and 2003. The conversion was at $.13 per share based upon the closing price of a share of common stock on July 16, 2003, the trading day immediately preceding the resolution of the Board of Directors approving the conversion. The shares were issued to Three G International, Inc., a company owned and controlled by Mr. Greenfield.

                  (v) In May 2003, the Company entered into the Script Agreement with Jordan Klein, Sr. and Jordan Klein, Jr. In consideration for acquiring the two copyrighted scripts independently appraised at $2,000,000, Jordan Klein, Sr. and Jordan Klein, Jr. (i) received 300,000 and 200,000 shares, respectively, of the Company's restricted common stock, (ii) and an agreement to receive 2% of the gross income from the marketing and distribution relating to the scripts, and (iii) appointment as directors to the Company's Board of Directors.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

         (A) DOCUMENTS FILED AS PART OF THIS REPORT:

             See Index to Financial Statements attached, which are included as an integral part of this Report.

         (B) REPORTS ON FORM 8-K

             The Company filed a report on Form 8-K on May 19, 2003 relating to the change of auditor. The Company also filed a Form 8-K on June 12, 2003 relating to the acquisition of assets from the Kleins and a Form 8-K on July 28, 2003 relating to the sale of the Center.

         (C) EXHIBITS

             2 Articles of Incorporation, as amended, filed as an exhibit and incorporated by reference to the Company's Form 10-SB filed on December 8, 1999.

             2.1 Amendment to the Articles of Incorporation filed on August 27, 2003.*

             3 Bylaws filed as an exhibit and incorporated by reference to the Company's Form 10- SB filed on December 8, 1999.

             10.1 Amended Operation Agreement dated December 23, 1998 filed as an exhibit and incorporated by reference to the Company's Form 10-SB filed on December 8, 1999.

             10.2 Assumption Agreement dated October 24, 2000 filed as an exhibit and incorporated by reference to the Company's Form 10- KSB for the fiscal year ended May 31, 2000 filed on September 5, 2001.

             10.3 Agreement between the Company and Jordan Klein, Sr. and Jordan
                  Klein, Jr. dated May 30, 2003 attached as an exhibit and incorporated by reference to the Current Report on Form 8-K filed on June 12, 2003.

             10.4 Contract for Sale between the Company and Southern Waste
                  Systems Ltd. dated April 23, 2003 attached as an exhibit and incorporated by reference to the Current Report on Form 8-K filed on July 28, 2003.

             23.1 Consent of Marvin B. Seidman, C.P.A*

             31   Section 302 Certification.*

             32   Section 906 Certification.*

----------
* Filed as an exhibit

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Distribution Management Services, Inc.


Date: September 9, 2003                 By:  /s/ Leo Greenfield
                                             ------------------
                                        Leo Greenfield, President
                                        and Principal Financial Officer


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Leo Greenfield                                            September 9, 2003
------------------                                            -----------------
Leo Greenfield                                                       Date
President and Director


/s/ Barbara Greenfield                                        September 9, 2003
----------------------                                        -----------------
Barbara Greenfield                                                   Date
Vice President and
Director


/s/ Maria Elena Lopez de Mendoza                              September 9, 2003
--------------------------------                              -----------------
Maria Elena Lopez de Mendoza                                         Date
Secretary and Director


/s/ Jordan Klein, Sr.                                         September 9, 2003
---------------------                                         -----------------
Jordan Klein, Sr.
Director


/s/Jordan Klein, Jr.                                          September 9, 2003
--------------------                                          -----------------
Jordan Klein, Jr.
Director

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                              FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2003 AND 2002



                                TABLE OF CONTENTS



                                                                      Page No.


Independent Auditors' Report                                           F-2-3

Balance Sheets                                                         F-4

Statements of Operations                                               F-5

Statements of Changes in Stockholders' Equity                          F-6

Statements of Cash Flows                                               F-7

Notes to Financial Statements                                          F-8-18

                          Independent Auditors' Report

To the Board of Directors and
Stockholders of Distribution Management Services, Inc.

We have audited the balance sheet of Distribution Management Services, Inc. (the "Company") as of May 31, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Distribution Management Services, Inc. for the year ended May 31, 2002 were audited by another auditor whose report thereon was dated July 25, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Distribution Management Services, Inc. as of May 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing, lack of sufficient working capital, recurring losses from operations, and the discontinued operations raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



BERKOVITS, LAGO AND COMPANY LLP


Ft. Lauderdale, Florida
August 27, 2003

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


Marvin B. Seidman, CPA
Certified Public Accountant

July 25, 2002

                       DISTRIBUTION MANAGEMENT SERVICES, INC.
                                    BALANCE SHEET
                                    MAY 31, 2003
                                      (audited)


                                       Assets

Current assets
Cash                                                            $     2,562
   Accounts receivable                                               11,518
                                                                -----------
Total current assets                                                 14,080

Property, plant and equipment, held for sale                        950,146

Proprietary interest in movie rights                              2,000,000
                                                                -----------

                                                                $ 2,964,226
                                                                ===========

                        Liabilities and Stockholders' Equity

Current liabilities
Accounts payable                                                $    20,904
Accrued interest                                                     99,546
Mortgage payable                                                    375,000
Loans payable - related party                                       261,592
Other liabilities                                                   100,000
                                                                -----------
Total current liabilities                                           857,042

Convertible debenture payable                                        20,000
                                                                -----------
                                                                    877,042

Stockholders' equity
   Common stock, $0.001 par value, 15,000,000 shares
     authorized, 5,231,280 shares issued and  outstanding             5,231
   Additional paid in capital                                     3,095,025
Less: subscription receivable                                        (3,100)
   Accumulated deficit                                           (1,009,972)
                                                                -----------
Total stockholders' equity                                        2,087,184
                                                                -----------

                                                                $ 2,964,226
                                                                ===========

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED MAY 31,
                                    (audited)


                                               2003          2002
                                           -----------    -----------


Results from continuing operations         $        --    $        --
                                           -----------    -----------

Discontinued operations:
   Loss from discontinued operations           (86,358)        (5,731)
                                           -----------    -----------

Net loss                                   $   (86,358)   $    (5,731)
                                           ===========    ===========
Loss percommon share

Basic and diluted loss per common share
   from continuing operations              $        --    $        --
                                           ===========    ===========

Basic and diluted loss per common share
   from discontinued operations            $    (0.017)   $    (0.001)
                                           ===========    ===========

Weighted average number of common
   shares outstanding                        5,231,280      5,231,280
                                           ===========    ===========

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  MAY 31, 2003
                                    (audited)


                                                               Stock         Additional
                                     Common Stock           Subscription      Paid-In      Accumulated
                                 Shares        Amount    Receivable/Payable   Capital        Deficit          Total
                              ------------   ----------- ------------------ ------------   -----------     -----------

Balance, May 31, 2001           5,231,280    $     5,231    $    (3,600)    $ 1,055,637    $  (917,883)    $   139,385

Contributed services                   --             --             --          15,600             --          15,600

Contributed rent                       --             --             --           4,344             --           4,344

Net loss                               --             --             --              --         (5,731)         (5,731)
                              -----------    -----------    -----------     -----------    -----------     -----------

Balance May 31, 2002            5,231,280          5,231         (3,600)      1,075,581       (923,614)        153,598

Contributed services                   --             --             --          15,600             --          15,600

Contributed rent                       --             --             --           4,344             --           4,344

Common stock to be issued
   for movie script rights             --             --            500       1,999,500             --       2,000,000

Net loss                               --             --             --              --        (86,358)        (86,358)

                              -----------    -----------    -----------     -----------    -----------     -----------
Balance, May 31, 2003           5,231,280    $     5,231    $    (3,100)    $ 3,095,025    $(1,009,972)    $ 2,087,184
                              ===========    ===========    ===========     ===========    ===========     ===========

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED MAY 31,
                                    (audited)


                                                             2003           2002
                                                        ---------------------------
Cash flows from operating activities:
  Net (loss) income                                     $   (86,358)    $    (5,731)
                                                        -----------     -----------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation                                           20,800          20,921
      Additional paid in capital contributed as rent
        and services performed                               19,944          19,944
      (Increase) decrease in:
         Accounts receivable                                  4,448          (4,930)
         Prepaid expenses                                    45,522          (4,188)
         Other assets                                         4,590              --
      Increase (decrease) in:
         Accounts payable and accrued expenses               25,042         (59,281)
         Other liabilities                                  100,000              --
                                                        -----------     -----------
      Total adjustments                                     220,345         (27,534)
                                                        -----------     -----------
Net cash provided by (used in) operating activities         133,987         (33,265)
                                                        -----------     -----------

Cash flows from investing activities:
  Capital expenditures                                      (63,593)        (25,927)
                                                        -----------     -----------
Net cash used in investing activities                       (63,593)        (25,927)
                                                        -----------     -----------

Cash flows from financing activities:
 Proceeds from stockholders and related party loans              --          54,195
 Repayment of stockholders and related party loans          (69,170)             --
                                                        -----------     -----------
Net cash used in financing activities                       (69,170)         54,195
                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents          1,224          (4,997)

Cash and cash equivalents, beginning of year                  1,338           6,335
                                                        -----------     -----------

Cash and cash equivalents, end of year                  $     2,562     $     1,338
                                                        ===========     ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
                                                        -----------     -----------
    Interest expense                                    $   105,113     $    34,817
                                                        ===========     ===========

Non-cash activities:
    500,000 shares of common stock to be issued for
     proprietary rights in movies
       Appraised value of movie rights                  $ 2,000,000     $        --
       Stock subscription payable                              (500)             --
       Additional paid in capital                        (1,999,500)             --
                                                        -----------     -----------
                                                        $        --     $        --
                                                        ===========     ===========

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Discontinued Operations
------------------------------------------------

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

The Company entered into a contract of sale in April 2003 to sell the recycling center for $1,050,000. The closing of this transaction occurred on July 25, 2003 after the purchaser had completed satisfactory due diligence and all conditions precedent had been met.

All revenues generated for the current year and prior related solely to the recycling center. Revenues included in discontinued operations amounted to $145,850 for the current year. Expenses included in discontinued operations amounted to $232,208 for the current year. The property, plant and equipment became assets classified as held for sale as a result of the contract of sale. No write-downs were taken as the value of these assets is greater than their carrying value.

Assets and liabilities 'to be disposed of' were comprised of the following at May 31, 2003:

         Assets:
         Property, plant and equipment, net                   $950,146
                                                              ========

         Liabilities:
         Mortgage payable                                     $375,000
         Other liabilities                                     100,000
                                                              --------
                                                              $475,000
                                                              ========

The Company has been in discussions regarding the acquisition of other businesses. On May 23, 2003, the Company acquired the rights, title and interest to two (2) full length motion picture scripts. It is the Company's intention to produce, market and distribute one or both of these scripts as full length motion pictures (see Note 2).

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)


Cash and Cash Equivalents
-------------------------
All cash in bank accounts and petty cash are considered cash and cash equivalents.

Accounts Receivable
-------------------

Represents current amount of recycling fees due. These amounts are normally collected on a monthly basis. No allowance for doubtful account is deemed necessary.

Fair Value of Financial Instruments
-----------------------------------

The Company considers carrying amounts of cash receivables, accounts payable and expenses accrued in the ordinary course of business to approximate fair value because of the short maturity of these financial instruments.

Concentrations
--------------
One hundred percent (100%) of the Company's accounts receivable and revenue is derived from the Operator of the recycling center.

Property, Plant, and Equipment
------------------------------

Property, plant and equipment are recorded at cost, including interest incurred during the period of construction. Depreciation has been calculated using the straight-line method of depreciation over the estimated useful lives of the assets. The estimated useful life of the recycling facility is 40 years. As of April 2003, property, plant and equipment are no longer being depreciated since they became assets classified as held for sale as a result of the contract of sale (see Note 9). No write-downs were taken as the fair value of these assets is greater than their carrying value.

Proprietary Interest in Movie Rights
------------------------------------

The Company has acquired the rights to two (2) movie scripts which are recorded at appraised value (see note 9). The appraised value is based on the knowledge and experience of an independent appraiser who has taken the following criteria into consideration: the backgrounds and abilities of the film's director and producer; the potential income from the distribution of the films and other sources of revenue, such as television series and DVDs, which may result over a period of years. The only limiting condition which would affect the appraised value would be the quality of the products to be produced from the scripts.

No assurance can be given that the Company will be successful in its efforts relating to the above movie rights. These financial statements do not include any adjustments relating to the future impairment or recoverability of these assets.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

Reclassification
----------------

Certain reclassifications were made to the fiscal year ended May 31, 2002 consolidated financial statements in order for the presentation to conform to the fiscal year ended May 31, 2003 consolidated financial statement presentation.

Revenue Recognition
-------------------

The limited revenues generated by the Company consisted solely of recycling fees in connection with the Amended Operation Agreement described in Note 7. The Company recognized revenue when the recycling services were performed. The recycling center was subsequently sold on July 25, 2003 (see Note 9).

Financial Statement Estimates
-----------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Common Share
-------------------------

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

                  DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

Income Taxes
------------

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

New Accounting Pronouncements
-----------------------------

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 144, Accounting for the Impairment of Disposal of Long-Lived Assets. This standard supersedes FAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from Discontinued Operations to be displayed in Discontinued Operations in the period in which the losses are incurred, rather than as of the measurement date as required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on June 1, 2002. The adoption of FAS 144 did not have a material impact on the Company's operations or financial position.

                  DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company has not yet determined what impact the adoption of FAS 146 will have on its operations and financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The Company intends to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25. SFAS 148's amendment of the transition and annual disclosure provisions of SFAS 123 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 on December 31, 2002.

NOTE 2   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue on a going concern basis, including, the realization of assets and liquidation of liabilities in the ordinary course of business. The Company intends to finance production of the movie rights from the proceeds of a private offering of its restricted equity securities. No assurance can be given that the Company will be successful in it efforts relating to the above movie rights. There are significant uncertainties with regard to the Company's ability to generate sufficient cash flows from operations or other sources (including related party loans, see note 5) to meet and fund its commitments with regard to existing liabilities and recurring expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 3   PROPERTY, PLANT AND EQUIPMENT, HELD FOR SALE

Property, plant and equipment, held for sale at May 31, 2003 consisted of the following:

         Land                             $   125,000
         Plant and Equipment                  911,867
                                          -----------
                                          $ 1,036,867
         Less Accumulated Depreciation        (86,721)
                                          -----------
                                          $   950,146
                                          ===========

Depreciation expense for the year ended May 31, 2003 was $20,800.

NOTE 4   MORTGAGE PAYABLE

Mortgage payable to an individual; collateralized by the property, plant, and equipment. Interest at 12% is payable monthly. Principal is due February 1, 2004 in the amount of $375,000. This mortgage was paid in full during July 2003 with a portion of the proceeds from the sale of the recycling center (see note 9).

NOTE 5   STOCKHOLDER AND RELATED PARTY TRANSACTIONS

There are significant funds that have been advanced by or through Mr. Leo Greenfield and related parties evidenced by the amounts shown on the Balance Sheet as a current liability. This liability could adversely affect cash flow in the future. A portion of this liability has been satisfied through the issuance of stock subsequent to year end (see note 9).

The Company used the office facilities of a related party as its administrative offices. There is currently no lease agreement with this related party. The Company records an imputed rent, which is charged to operations.

The Company's president has agreed not to receive any compensation. The value of his services is recorded as estimated fair value of his services contributed in the Statement of Change in Stockholders' Equity.

There are substantial loans by these related parties which can affect liquidity and based on management policy are to be repaid when Company is profitable enough. This is considered a temporary advance by related parties instead of a contribution to capital; therefore, interest is being accrued.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 6   LOANS PAYABLE - RELATED PARTY

The Company has outstanding loans payable at May 31, 2003 as follows:

          In December 1997, Double D, Inc., a company owned by Leo Greenfield,
          President and a director of the Company, and Barbara Greenfield, Vice
          President and a director of the Company, loaned the Company $150,000.
          The loan is unsecured, due upon demand and bears interest at the applicable Federal rate. The proceeds of this loan provided additional
          funding for the construction of the facility.                                 $150,000

             In July 2002, Leo Greenfield, President and director of the
             Company, loaned the Company $105,062 to pay for the settlement of litigation involving the Company. The loan is unsecured, due upon demand and bears interest at the
             applicable Federal rate.                                                     76,317

          From May 1998 through July 2002, Greenfield and DuVal, P.A. loaned the
          Company an aggregate of approximately $75,700. The loan is unsecured, due upon demand and bears interest at the applicable Federal Rate. The proceeds of this loan provided additional funding for the construction of the facility and payment of approximately $35,000 for the settlement of
          litigation.                                                                     32,275
                                                                                         -------


            Total                                                                        $261,592
                                                                                         ========

In July 2003, upon the approval of the Board of Directors, Mr. Greenfield converted $100,000 of principal amount due under the loans above into shares of the Company's restricted common stock (see Note 9).

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 7   COMMITMENTS AND CONTINGENCIES

Litigation Proceedings
----------------------

The Company was a party to the following legal proceedings:

         a. A suit was filed against the Company in May 1999 in the Circuit Court, in and for Miami-Dade County, Florida, seeking $26,485.00 pursuant to a claim for payment in connection with construction materials provided to the Company. The Company paid approximately $35,000 in settlement of this lawsuit and it was dismissed on October 10, 2001.

         b. A suit was filed against the Company in September 1999 in the Circuit Court, in and for Miami-Dade County Florida, pursuant to a claim for payment in connection with the replacement of a City of Miami water line for a cost of approximately $97,000. In May 2002, payment in full was made by the Company and the suit was dismissed.

                  DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 7   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Amended Operation Agreement
---------------------------

During December 1998, the Company entered into an Operation Agreement (as amended) with a management company to operate a recycling facility. The agreement called for an advance to the Company by the management company in the amount of $75,000. The management company will be reimbursed by retaining fifty percent of the gross amounts collected until the advance is fully repaid. Interest will accrue on the unpaid balance at a rate of 7% per month. Use of the advanced funds was exclusively for the purpose of obtaining the use permit from the City of Miami and the completion of any necessary work for the commencement of the facility's operations. As of May 31, 2003, there is no outstanding balance.

The agreement also stated that the management company will operate the facility on a day to day basis, including providing equipment necessary for operations, performing hiring and firing of its employees and paying all necessary operating expenses relating to the operations of the facility.

The Company receives revenues in an amount equal to 6% of amounts collected for receipt of 0 - 450 cubic yards of construction and demolition debris received each day, less any applicable local, state or federal sales taxes due thereon. For each cubic yard in excess of 450 yards per day, the Company receives an amount equal to 10% of the gross amounts collected.

The agreement also includes an option for the management company that operates the recycling facility to purchase the facility. The option is exercisable from the date of the agreement through December 31, 2003 even though the facility was sold on July 25, 2003 (See Note 9). Based on the timing of the exercise of the option, the purchase price ranges from $1,495,000 to $2,275,000. The term of the agreement is for five years commencing on December 22, 1998.

Environmental Regulation and Compliance
---------------------------------------

The Company is subject directly and indirectly to regulations and various laws of both the State of Florida and Miami-Dade County as well as Federal regulations and statutes. The Company believes it is in compliance with all applicable laws and has obtained an annual solid waste operating permit, which company keeps current.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 8   INCOME TAXES

No credit for income taxes has been reflected in the accompanying financial statements for 2002 and 2003 because of the significant uncertainty that exists regarding the realization of such income tax credits (see below).

As of May 31, 2003, the Company estimates that it has net operating loss carry forwards of approximately $750,000 which expire in various years through 2015; however, the utilization of the benefits of such carry forwards may be limited, as more fully discussed below. Sufficient uncertainty exists regarding the realization of these operating loss carry forwards and, accordingly, deferred tax assets of approximately $300,000 as of May 31, 2003 were subject to and presented net of a 100% valuation allowance, therefore, zero.

                  DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 9   SUBSEQUENT EVENTS

Sale of Recycling Center
------------------------

The Company entered into a contract of sale in April 2003 to sell the Center for $1,050,000. A down payment of $100,000 was received in April 2003 as reflected as other liabilities on the financial statements of the Company. The closing of this transaction occurred on July 25, 2003 after the purchaser had completed satisfactory due diligence and all conditions precedent had been met. The Company used the net proceeds from the sale to (i) satisfy the existing mortgage on the Center, including all unpaid interest, (ii) repay other debt to non-affiliated third parties, and (iii) for working capital.

Stock Issuance
--------------

On May 30, 2003, the Registrant entered into an agreement with two individuals to purchase certain copyrighted movie scripts that had been written and developed by the two individuals. As consideration for the assets, during August, 2003, the Registrant issued to the two individuals an aggregate of 500,000 shares of its restricted common stock and two (2%) percent of the gross proceeds received by the Registrant, if any, from the marketing and distribution of the assets.

An entity owned and controlled by Mr. Greenfield acquired 2,223,228 shares of the Company's restricted common stock on August 4, 2003 upon conversion of (i) accrued unpaid interest of $99,546 on outstanding loans to the Company as of May 31, 2003, (ii) $100,000 principal amount of interest on certain loans payable to Mr. Greenfield and related parties, and (iii) accrued unpaid salary of $89,475 for the fiscal years ended May 31, 2002 and 2003. The conversion was at $.13 per share based upon the closing price of a share of common stock on July 16, 2003, the trading day immediately preceding the resolution of the Board of Directors approving the conversion.

Stock Authorization
-------------------

The Company amended its Articles of Incorporation on August 27, 2003, in order to increase the authorized number of shares of common stock from Fifteen Million (15,000,000) Shares to Fifty Million (50,000,000) Shares.

                  DISTRIBUTION MANAGEMENT SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2003


NOTE 9   SUBSEQUENT EVENTS (CONTINUED)

Legal Proceedings
-----------------

A suit was filed by the Company in August 2003 in the Circuit Court, in and for Miami-Dade County, Florida. The Company is seeking from the operator of the recycling center and related parties (i) an accounting, and (ii) damages for alleged fraudulent breach of contract, negligence and breach of contract. The suit was filed on August 4, 2003 and the parties have been served; however, no responsive pleadings have been filed by any of the served defendants.

Exhibit Index


Exhibit
-------

2.1      Amendment to the Articles of Incorporation filed on August 27, 2003.

23.1     Consent of Marvin B. Seidman, C.P.A

31       Section 302 Certification.

32       Section 906 Certification.