Form 10QSB
period 2003-08-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2003-10-20
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2003
                                                ---------------

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

Commission File No. 0-30404

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

         Florida                                            83-05747
-------------------------------                        ----------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification Number)

11601 Biscayne Blvd.,  Suite 201                              33181
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code  (305) 893-9273
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding as of August 31, 2003
-----------------------------                 ---------------------------------
Common Stock Par Value $0.001                         8,204,508 shares

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                             Page
                                                             ----

Unaudited Balance Sheet as of August 31, 2003                 1

Unaudited Statements of Operations for the three
month periods ended August 31, 2003 and 2002                  2

Unaudited Statements of Cash Flows for the three
month periods ended August 31, 2003 and 2002                  3

Notes to the Financial Statements                             4

--------------------------------------------------------------------------------

                       DISTRIBUTION MANAGEMENT SERVICES, INC.
                              BALANCE SHEET (UNAUDITED)
                                   AUGUST 31, 2003


                                       ASSETS

Current assets
Cash                                                              $   320,347
                                                                  -----------
Total current assets                                                  320,347

Prepaid consulting fees                                                45,000
Proprietary interest in movie rights                                2,000,000
                                                                  -----------

                                                                  $ 2,365,347
                                                                  ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loans payable - related parties                                   $    61,147
                                                                  -----------
Total current liabilities                                              61,147

Convertible debenture                                                  20,000
                                                                  -----------

Total liabilities                                                      81,147

Stockholders' equity
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 8,204,508 shares issued and outstanding                8,204
   Additional paid in capital                                       3,337,098
Less: subscription receivable                                          (3,600)
   Accumulated deficit                                             (1,057,502)
                                                                  -----------

Total stockholders' equity                                          2,284,200
                                                                  -----------

                                                                  $ 2,365,347
                                                                  ===========

                       See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE-MONTH PERIODS ENDED AUGUST 31, 2003 AND 2002


                                                    2003              2002
                                                ------------      -----------


Loss from continuing operations                 $   (16,414)      $        --
                                                -----------       -----------

Discontinued operations:
   Loss from discontinued operations                (31,116)           (2,380)
                                                -----------       -----------

Net loss                                        $   (47,530)      $    (2,380)
                                                ===========       ===========

Loss per common share:

   Basic and diluted loss per common share
   from continuing operations                   $    (0.003)      $        --

   Basic and diluted loss per common share
   from discontinued operations                      (0.006)           (0.000)
                                                -----------       -----------

   Basic and diluted total net loss per
   common share                                 $    (0.009)      $    (0.000)
                                                -----------       -----------

Weighted average number of common
   shares outstanding                             5,388,467         5,231,280
                                                ===========       ===========

                       See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE-MONTH PERIODS ENDED AGUST 31, 2003 AND 2002


                                                                                  2003         2002
                                                                               ---------    ---------
Cash flows from operating activities:
  Net loss                                                                     $ (47,530)   $  (2,380)
                                                                               ---------    ---------

  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation                                                                    --        5,200
Additional paid in capital contributed as rent and services performed                 --        4,986
Capitalized interest                                                                  --       (1,875)
      (Increase) decrease in:
         Accounts receivable                                                      11,518        2,733
         Prepaid expenses                                                             --       (1,046)
         Other assets                                                                 --        4,590
      Increase (decrease) in:
         Accounts payable and accrued expenses                                   (20,003)       4,875
         Other liabilities                                                      (100,000)          --
                                                                               ---------    ---------
      Total adjustments                                                         (108,485)      19,463
                                                                               ---------    ---------
Net cash (used in) provided by operating activities                             (156,015)      17,083
                                                                               ---------    ---------

Cash flows from financing activities:
   Bank overdraft                                                                     --           77
Proceeds from sale of recycling plant                                            950,000           --
Payment of mortgage on recycling plant                                          (375,000)          --
Repayment of loans-related parties                                              (101,200)     (18,498)
                                                                               ---------    ---------
Net cash used in financing activities                                            473,800      (18,421)
                                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents                             317,785       (1,338)

Cash and cash equivalents, beginning of period                                     2,562        1,338
                                                                               ---------    ---------

Cash and cash equivalents, end of period                                       $ 320,347    $      --
                                                                               =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest expense                                                           $      --    $      --
                                                                               =========    =========

Supplemental disclosure of non-cash financing activities:
    2,473,228 shares of common stock issued for payment of loan and interest to related parties and for prepaid consulting
       Prepaid consulting fees                                                 $  45,000    $      --
       Loans payable-related parties                                             100,000           --
       Accrued interest                                                           99,546           --
       Common sock                                                                (2,473)          --
       Additional paid in capital                                               (242,073)          --
                                                                               ---------    ---------
                                                                               $      --    $      --
                                                                               =========    =========

                       See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 AUGUST 31, 2003


NOTE 1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2003 Annual Report on Form 10-K for the year ended May 31, 2003.

              The condensed financial statements have been prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors, which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the May 31, 2003 financial statements stated that "the Company's dependence on outside financing, lack of sufficient working capital, recurring losses from operations, and the discontinued operations raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties."

              The financial statements do not include adjustments relating to recoverability and classification of recorded assets amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to finance the movies for which it has rights and meet its obligations on a timely basis and ultimately attain profitable operations.

         NATURE OF OPERATIONS AND DISCONTINUED OPERATIONS

              Distribution Management Services, Inc. (the Company) was incorporated in the State of Florida on January 25, 1995. The Company was organized for the purpose of operating a transfer station for recycling of construction and demolition materials in Miami, Florida. From incorporation, the Company was principally engaged in organizational activities, construction of its recycling facility, and raising capital until approximately May 1999. Accordingly, the Company was considered to be in the development stage throughout that period.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 AUGUST 31, 2003


NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              On April 2003, the Company entered into a contract to sell its recycling center for $1,050,000. The closing of this transaction occurred on July 25, 2003 after the purchaser had completed satisfactory due diligence and all conditions precedent had been met. The Company used the net proceeds from the sale to (i) satisfy the existing mortgage on the Center, including all unpaid interest, (ii) repay accounts payable and debt to affiliated parties, and (iii) for working capital.

              On May 23, 2003, the Company acquired the rights, title and interest to two (2) full length motion picture scripts. It is the Company's intention to produce, market and distribute one or both of these scripts as full length motion pictures.

              Loss from continuing operations for the three-month period ended August 31, 2003 is primarily comprised of professional fees and other operating expenses associated with the Company's efforts to develop new business ventures.

              Loss from discontinued operations for the three-month period ended August 31, 2003 included revenues of approximately $19,400, expenses of approximately $18,500 and a loss on the sale of the recycling center of approximately $32,000. Discontinued operations for the three-month period ended August 31, 2002 included approximately $36,600 of revenues and $39,000 of expenses. All revenues generated for the current and prior period related solely to the recycling center.

         PROPRIETY INTEREST IN MOVIE RIGHTS

              In May 2003, the Company acquired the rights to two (2) movie scripts which are recorded at appraised value. The appraised value is based on the knowledge and experience of an independent appraiser who has taken the following criteria into consideration: the backgrounds and abilities of the film's director and producer; the potential income from the distribution of the films and other sources of revenue, such as television series and DVDs, which may result over a period of years. The only limiting condition which would affect the appraised value would be the quality of the products to be produced from the scripts.

              No assurance can be given that the Company will be successful in its efforts relating to the above movie rights. These financial statements do not include any adjustments relating to the future impairment or recoverability of these assets.

         NET LOSS PER COMMON SHARE

             The net loss per common share in the accompanying statements of operations has been computed based upon the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. The basic and diluted net loss per common share in the accompanying statements of operations is based upon the net loss divided by the weighted average number of shares outstanding during each period. Diluted per share data is the same as basic per share data since the inclusion of all potentially dilutive common shares that would be issuable would be anti-dilutive.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 AUGUST 31, 2003


NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           RECLASSIFICATIONS

             Certain reclassifications have been made to the 2002 results of operations for it to conform to the 2003 presentation.

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

             No credit for income taxes has been reflected in the accompanying financial statements because of the significant uncertainty that exists regarding the realization of such income tax credits.

NOTE 2.  GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which assume that the Company will continue on a going concern basis, including, the realization of assets and liquidation of liabilities in the ordinary course of business. The Company intends to finance production of the movie rights from the proceeds of a private offering of its restricted equity securities. No assurance can be given that the Company will be successful in it efforts relating to the above movie rights. There are significant uncertainties with regard to the Company's ability to generate sufficient cash flows from operations or other sources (including related party loans, see note 3) to meet and fund its commitments with regard to existing liabilities and recurring expenses. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3.  STOCKHOLDER AND RELATED PARTY TRANSACTIONS

         Through the years, funds have been advanced to the Company by Mr. Leo Greenfield (the "President") and or affiliates in which he has an interest. The interest bearing balances have been presented as loans payables to related parties in the accompanying Balance Sheet. During the three-month period ended August 31, 2003 approximately $201,000 ($100,000 in stock and $101,000 in cash) has been repaid on these advances.

         During the period ended August 31, 2003, the President agreed not to receive any compensation or collect any rent for the space occupied by the Company at his personal office. During the period ended August 31, 2002, the value of his compensation and the rent was recorded

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 AUGUST 31, 2003



NOTE 3.  STOCKHOLDER AND RELATED PARTY TRANSACTIONS (CONTINUED)

         at fair market value as contributions to additional paid in capital.

NOTE 4.  CONTINGENCY

         In August 2003, the Company filed a suit in the Circuit Court, Miami-Dade County, Florida. The Company is seeking from the operator and related party of the recycling center it sold (i) an accounting, and (ii) damages for alleged fraudulent breach of contract, negligence and breach of contract. The parties were served and pursuant to a stipulation of the parties, the Company has filed an amended complaint.

NOTE 5.  STOCK ISSUANCE

         On May 30, 2003, the Registrant entered into an agreement with two individuals to purchase certain copyrighted movie scripts that had been written and developed by the two individuals. As consideration for the assets, during August, 2003, the Registrant issued to the two individuals an aggregate of 500,000 shares of its restricted common stock and agreed to pay two (2%) percent of the gross proceeds received by the Registrant, if any, from the marketing and distribution of the assets.

         In August, 2003, an entity owned and controlled by the President received 2,223,228 shares of the Company's restricted common stock as payment for (i) accrued unpaid interest on outstanding loans to the Company, (ii) $100,000 on certain loans payable by the Company to Mr. Greenfield and related parties, and (iii) other compensation for fiscal years ended May 31, 2001 and 2002. The conversion was at $.13 per share based upon the closing price of a share of common stock on July 16, 2003, the trading day immediately preceding the resolution of the Board of Directors approving the conversion.

         In August, 2003, Tibby Holdings, Inc. and one of its officers received 250,000 shares of the Company's restricted common stock as prepayment for investment consulting services which the Company will receive during the period July 1, 2003 through June 30, 2005. The conversion was at $.18 per share based upon the closing price of a share of common stock at the date the transaction was consummated.

NOTE 6.  SUBSEQUENT EVENT

         On September 22, 2003, the Company entered into an agreement to buy 100% of an entity controlled by the individuals who sold the Company the rights to the movie scripts. These individuals are also directors of the Company (see Note 5). The newly formed entity has the right to manufacture and distribute a camera stabilizer to be used in marine filming.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         Results of Operations

         Three months ended August 31, 2003 compared to the same period in 2002

         For the three months ended August 31, 2003, the Company received revenues from the operation of the recycling center of approximately $ 19,400 compared to revenues for the same period in 2002 of $36,600. These revenues represent the Company's 10% and 6% share of recycling revenues for the first 450 yards and all yards above 450, respectively, received daily pursuant to the terms of the Assumption Agreement which modified the Amended Operation Agreement with the operator of the Company's recycling center. The Company sold the recycling center to an unaffiliated third party on July 25, 2003. As a result of the sale during the period, revenues were significantly lower than the same period in 2002. Expenses decreased from approximately $39,000 for the three months ended August 31, 2002 to approximately $18,500 for the same period in 2003. The decrease is due to the sale of the recycling center during the period which resulted in a decrease in general and administrative expenses.

         Liquidity and Capital Resources

         As of August 31, 2003, the Company had cash on hand of $320,347. The monthly gross revenue received by the Company from the recycling center averaged $12,500 per month. As a result of the sale of the recycling center the Company received gross proceeds of $1,050,000 from which $410,000 was used to fully satisfy the existing mortgage on the recycling center, $219,000 was to repay debt owed to unaffiliated third parties and approximately $101,000 was used to partially repay outstanding principal on loans from affiliates (see below).

         There are currently outstanding two loans from related parties in the principal sum of $50,000 and $11,147, respectively, after partial repayment of principal in the aggregate amount of $101,000 and the conversion of $100,000 of principal into 769,231 shares of the Company's restricted common stock based on a per share price of $.13 which was the closing price on the trading date immediately preceding the conversion ("Conversion Price"), other compensation of $89,475 for the fiscal years ended May 31, 2002 and 2003. All accrued interest on these loans, aggregating $99,546 as of year end May 31, 2003, was converted into equity during the period in the aggregate amount of 765,738 shares of the Company's restricted common stock based on the Conversion Price. The loans are due upon demand and bear interest at the applicable Federal rate. These related parties have no obligation to make any further loans to the Company in the future notwithstanding that they have made loans in the past. These loans may be converted, in whole or in part, by the related parties in their discretion into shares of the Company's restricted common stock at fair market value although there is no assurance given that this will occur.

          Currently the Company has no revenues since the sale of the recycling center in July, 2003. The balance of the net proceeds received from the sale after the repayment of non-affiliate debt, satisfaction of the mortgage and ceratin related party loans is being used for working capital. Management believes that these funds will be sufficient for the Company's working capital needs for the next 12 months, exclusive of the funds necessary for the production of the films described below, since the Company has also significantly reduced its outstanding debt to related parties. Management is in discussions relating to the acquisition of certain income producing assets. No assurances are given that any assets which may be acquired by the Company will produce sufficient assets to meet the Company's cash flow requirements. Further, the acquisition of such assets will require the expenditure of cash and the issuance of restricted securities. The Company does not have all of the cash that may be necessary to fund the acquisition and will be required to rely on the sale of its securities. Management has been in discussions for possible equity financing in an amount of up to $5,000,0000 through the registration of its securities. The Company may also determine to sell its restricted securities on a private placement basis. In either event, there can be no assurance that any of the funds so required will be available or, if available, on terms satisfactory to the Company. The Company will also require up to $3,000,000 to fund the production, marketing and distribution of one of the movie scripts it acquired in May 2003. Without the funding described herein, the Company will be unable to proceed with its business plans which would have a material adverse effect on its business and financial condition and it may be unable to continue as a going concern.

         In August 2003 the Company issued an aggregate of 250,000 shares of restricted common stock to a non-affiliated entity and one of its officers to provide certain consulting services to the Company for the two year period commencing on July 1, 2003.

         On September 22, 2003, the Company entered into an agreement to acquire 100% of the capital stock of Mako Products, Inc., a newly formed Florida corporation that owns certain intellectual property rights for the manufacture and distribution of a marine camera stabilizing device. Mako Products, Inc. is 100% owned by Jordan Klein, Sr. and Jordan Klein, Jr., directors of the Company. The agreement provides for the payment of royalties, among other consideration, to

Jordan Klein, Sr, Jordan Klein, Jr. and to unaffiliated parties based upon revenue received from the rental and/or sale of the stabilizer.

         From time to time, the Company may evaluate potential acquisitions involving complementary businesses, services, products or technologies. The Company's future capital requirements will depend on many factors, including acquisitions, if any, growth of the Company's customer base, economic conditions and other factors including the results of future operations.

         The Company currently has no salaried employees. In July, 2003, the Board of Directors approved the conversion of other compensation to the Company's President of $89,475 as of fiscal year end 2003 into 688,259 shares of restricted common stock based on the Conversion Price. The Company is accruing the President's salary during the current fiscal year. If operations are expanded through growth or acquisitions, the Company expects to hire personnel to meet these needs and may enter into employment agreements with its President or others to oversee its operations. The number of employees actually hired will be based on the Company's ability to support the increased cost through cash flow generated by such business.

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

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
                  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)      The following exhibits are included in this filing:

         10.1 Agreement between Distribution Management Services, Inc. and Jordan Klein, Sr., Jordan Klein, Jr. and Mako Products, Inc. dated September 22, 2003.

         31       Section 302 Certification

         32       Section 906 Certification

(b)      Reports on Form 8-K:

         The Company filed a Form 8-K on June 12, 2003 relating to the acquisition of certain assets and a Form 8-K on July 28, 2003 relating to the sale of the recycling center.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         DISTRIBUTION MANAGEMENT SERVICES, INC.

Dated: October 20, 2003                  By: /s/ Leo Greenfield
                                             --------------------------
                                             Leo Greenfield, President,
                                             Chief Executive Officer
                                             and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------

10.1 Agreement between Distribution Management Services, Inc. and Jordan Klein, Sr., Jordan Klein, Jr. and Mako Products, Inc. dated September 22, 2003.

31       Section 302 Certification

32       Section 906 Certification