Form 10QSB
period 2003-11-30
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2004-01-20
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended     November 30, 2003
                                                ----------------------

                                                         OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                  For the transition period from  _____________ to _____________

Commission File No. 0-30404

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Florida                                      83-0574760
-------------------------------------------------        ---------------------
(State or other jurisdiction of incorporation                (IRS Employer
             or organization)                            Identification Number)

11601 Biscayne Blvd.,  Suite 201                                  33181
-----------------------------------------------------           ---------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number, including area code  (305) 893-9273
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of November 30, 2003
-------------------------------            -------------------------------------
 Common Stock Par Value $0.001                       8,204,508 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                       CONDENSED BALANCE SHEET (UNAUDITED)
                                NOVEMBER 30, 2003


                                     Assets

Current assets
Cash                                                                $   173,572
Escrow deposits                                                          14,000
                                                                    -----------
Total current assets                                                    187,572

Prepaid consulting fees                                                  45,000
Proprietary interest in movie rights                                  2,012,600
Other assets                                                             25,000
                                                                    -----------

                                                                    $ 2,270,172
                                                                    ===========

                      Liabilities and Stockholders' Equity

Current liabilities
Loans payable - related parties                                     $    24,147
                                                                    -----------
Total current liabilities                                                24,147

Convertible debenture                                                    20,000
                                                                    -----------

Total liabilities                                                        44,147

Stockholders' equity
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 8,204,508 shares issued and outstanding                  8,204
   Additional paid in capital                                         3,337,098
Less: subscription receivable                                            (3,600)
   Accumulated deficit                                               (1,115,677)
                                                                    -----------

Total stockholders' equity                                            2,226,025
                                                                    -----------

                                                                    $ 2,270,172
                                                                    ===========

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                              THREE MONTHS ENDED NOVEMBER 30,    SIX MONTHS ENDED NOVEMBER 30,
                                                  2003              2002             2003             2002
                                               -----------      -----------      -----------      -----------


Loss from continuing operations                $   (58,175)     $      --        $   (74,589)     $      --
                                               -----------      -----------      -----------      -----------

Discontinued operations:
   Loss from discontinued operations                  --             (2,380)         (31,116)            (162)
                                               -----------      -----------      -----------      -----------

Net loss                                       $   (58,175)     $    (2,380)     $  (105,705)     $      (162)
                                               ===========      ===========      ===========      ===========

Loss per common share:

   Basic and diluted loss per common share
   from continuing operations                  $     (0.01)     $      --        $     (0.01)     $      --

   Basic and diluted loss per common share
   from discontinued operations                $      --        $     (0.00)     $     (0.01)     $     (0.00)
                                               -----------      -----------      -----------      -----------

   Basic and diluted total net loss per
   common share                                $     (0.01)     $     (0.00)     $     (0.02)     $     (0.00)
                                               -----------      -----------      -----------      -----------

Weighted average number of common
   shares outstanding                            8,204,508        5,231,280        6,777,638        5,231,280
                                               ===========      ===========      ===========      ===========

                   DISTRIBUTION MANAGEMENT SERVICES, INC.
               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX-MONTH PERIODS ENDED NOVEMBER 30,


                                                                                   2003           2002
                                                                                 ---------      ---------
Cash flows from operating activities:
  Net loss                                                                       $(105,705)     $    (162)
                                                                                 ---------      ---------

  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation                                                                    --           10,400
Additional paid in capital contributed as rent and services performed                 --            9,972
      (Increase) decrease in:
         Accounts receivable                                                        11,518          3,961
         Escrow deposits                                                           (14,000)          --
         Prepaid expenses                                                             --           (2,094)
         Other assets                                                              (37,600)         4,590
      Increase (decrease) in:
         Accounts payable and accrued expenses                                     (20,904)           750
         Other liabilities                                                        (100,000)          --
                                                                                 ---------      ---------
      Total adjustments                                                           (160,986)        27,579
                                                                                 ---------      ---------
Net cash (used in) provided by operating activities                               (266,691)        27,417
                                                                                 ---------      ---------

Cash flows from financing activities:
Proceeds from sale of recycling plant                                              950,000           --
Payment of mortgage on recycling plant                                            (375,000)          --
Repayment of loans-related parties                                                (137,299)       (28,370)
                                                                                 ---------      ---------
Net cash provided by (used in) financing activities                                437,701        (28,370)
                                                                                 ---------      ---------

Net increase (decrease) in cash and cash equivalents                               171,010           (953)

Cash and cash equivalents, beginning of period                                       2,562          1,338
                                                                                 ---------      ---------

Cash and cash equivalents, end of period                                         $ 173,572      $     385
                                                                                 =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest expense                                                             $    --        $    --
                                                                                 =========      =========

Supplemental disclosure of non-cash financing activities:
    2,473,228 shares of common stock issued for payment of loan and interest to related parties and for prepaid consulting
       Prepaid consulting fees                                                   $  45,000      $    --
       Loans payable-related parties                                               100,000           --
       Accrued interest                                                             99,546           --
       Common stock                                                                 (2,473)          --
       Additional paid in capital                                                 (242,073)          --
                                                                                 ---------      ---------
                                                                                 $    --        $    --
                                                                                 =========      =========

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003


NOTE 1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2003 Annual Report on Form 10-K for the year ended May 31, 2003.

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

                                NOVEMBER 30, 2003

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

              Loss from continuing operations for the six-month period ended November 30, 2003 is primarily comprised of professional fees and other operating expenses associated with the Company's efforts to develop new business ventures.

              Loss from discontinued operations for the six-month period ended November 30, 2003 included revenues of approximately $19,400, expenses of approximately $18,500 and a loss on the sale of the recycling center of approximately $32,000. Discontinued operations for the six-month period ended November 30, 2002 included approximately $74,000 of revenues and $73,800 of expenses. All revenues generated for the current and prior period related solely to the recycling center.

         PROPRIETY INTEREST IN MOVIE RIGHTS

              In May 2003, the Company acquired the rights to two (2) movie scripts which are recorded at appraised value plus any additional costs. The appraised value is based on the knowledge and experience of an independent appraiser who has taken the following criteria into consideration: the backgrounds and abilities of the film's director and producer; the potential income from the distribution of the films and other sources of revenue, such as television series and DVDs, which may result over a period of years. The only limiting condition which would affect the appraised value would be the quality of the products to be produced from the scripts.

              No assurance can be given that the Company will be successful in its efforts relating to the above movie rights. These financial statements do not include any adjustments relating to the future impairment or recoverability of these assets.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              On September 22, 2003, the Company entered into an agreement to buy 100% of an entity controlled by the individuals who sold the Company the rights to the movie scripts. These individuals are also directors of the Company (see Note 5). The entity has the right to manufacture and distribute a camera stabilizer to be used in marine filming. In connection with the acquisition, the Company made an initial payment of $25,000 and a subsequent payment of $25,000 which was returned to the Company due to a dispute regarding the terms of the transaction among the parties as set forth in the agreement. The parties are currently in discussions to attempt to resolve the dispute. However, there are no assurances that the dispute can be resolved and any failure to resolve the dispute may result in the resignation of Jordan Klein Sr. and Jordan Klein Jr. from the Board of Directors and the initiation of litigation, the outcome of which can not be determined at this time.

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

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003


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

NOTE 3.  STOCKHOLDER AND RELATED PARTY TRANSACTIONS

         Through the years, funds have been advanced to the Company by Mr. Leo Greenfield (the "President") and or affiliates in which he has an interest. The interest bearing balances have been presented as loans payables to related parties in the accompanying Balance Sheet. During the six-month period ended November 30, 2003 approximately $237,000 ($100,000 in stock and $137,000 in cash) has been repaid on these advances.

         During the period ended November 30, 2003, the President agreed not to receive any compensation or collect any rent for the space occupied by the Company at his personal office.

         During the period ended November 30, 2002, the value of his compensation and the rent was recorded at fair market value as contributions to additional paid in capital.

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

NOTE 5.  STOCK ISSUANCE

         On May 30, 2003, the Registrant entered into an agreement with two individuals to purchase certain copyrighted movie scripts that had been produced by the two individuals. As consideration for the assets, during August, 2003, the Registrant issued to the two individuals an aggregate of 500,000 shares of its restricted common stock and agreed to pay two (2%) percent of the gross proceeds received by the Registrant, if any, from the marketing and distribution of the assets.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003


NOTE 5.  STOCK ISSUANCE (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Three months ended November 30, 2003 compared to the same period in 2002

         For the three months ended November 30, 2003, the Company received no revenues, having sold its recycling center in July, 2003. As a result of the sale during the period, there were no operations and therefore no revenues as compared to the same period in 2002. Expenses increased from approximately $33,000 for the three months ended November 30, 2002 to approximately $58,000 for the same period in 2003. The increase is due to professional fees related to the Company's newly acquired assets.

Liquidity and Capital Resources
-------------------------------

         As of November 30, 2003, the Company had cash on hand of $173,572. The Company had no revenues during the period as a result of the sale of the recycling center, which was the Company's only operating business.

         There is currently one outstanding loan from a related party in the principal sum of $24,147, after partial repayment of principal in the aggregate amount of $101,000 and the conversion of $100,000 of principal into 769,231 shares of the Company's restricted common stock based on a per share price of $.13 which was the closing price on the trading date immediately preceding the conversion ("Conversion Price"). All accrued interest on all loans, aggregating $99,546 as of year end May 31, 2003, was converted into equity during the first quarter in the aggregate amount of 765,738 shares of the Company's restricted common stock based on the Conversion Price. The currently outstanding loan is due upon demand and bears interest at the applicable Federal rate. The related party has no obligation to make any further loans to the Company in the future notwithstanding that he has made loans in the past. The loan may be converted, in whole or in part, by the related party in his discretion into shares of the Company's restricted common stock at fair market value although there is no assurance given that this will occur.

          Currently the Company has had no revenues since the sale of the recycling center in July, 2003. The balance of the net proceeds received from the sale after the repayment of non-affiliate debt, satisfaction of the mortgage and certain related party loans are being used for working capital. Management believes that these funds will be sufficient for the Company's working capital needs for the next 12 months, exclusive of the funds necessary for the production of the films and the manufacture of the Mako Head, both of which are described below, since the Company has also significantly reduced its outstanding debt to related parties.

         No assurances are given that any assets, which may be acquired by the Company, will produce sufficient revenues to meet the Company's cash flow requirements. Further, the acquisition of such assets will require the expenditure of cash and/or the issuance of restricted securities. The Company does not have all of the cash that may be necessary to fund any such acquisition and will be required to rely on the sale of its securities, the success of which cannot be assured. Management has been in discussions for possible equity financing in an amount of up to $5,000,0000 through the registration of its securities and expects, although no assurances are given, that a final agreement will be reached during the third quarter of the current fiscal year. The Company may also determine to sell its restricted securities on a private placement basis. In any event, there can be no assurance that any of the funds so required will be available or, if available, on terms satisfactory to the Company. The Company will also require up to $3,000,000 to fund the production, marketing and distribution of one of the movie scripts it acquired in May 2003. Without the funding described herein, the Company will be unable to proceed with its business plans, which would have a material adverse effect on its business and financial condition, and it may be unable to continue as a going concern.

         As of September 22, 2003, the Company entered into an agreement to acquire 100% of the capital stock of Mako Products, Inc., a Florida corporation that owns certain intellectual property rights for the manufacture and distribution of a marine camera stabilizing device. Mako Products, Inc. is 100% owned by Jordan Klein, Sr. and Jordan Klein, Jr., directors of the Company. The agreement provides for the payment of royalties, among other consideration, to Jordan Klein, Sr., Jordan Klein, Jr. and to unaffiliated parties based upon revenue received from the rental and/or sale of the stabilizer. In connection with the acquisition, the Company made an initial payment in September, 2003 of $25,000 and a subsequent payment in October, 2003 of $25,000, which October payment was returned to the Company due to a subsequent dispute among the parties regarding the terms of the transaction as set forth in the September 22, 2003 agreement. The parties are currently in discussions to attempt to resolve the dispute. However, there are no assurances that the dispute can be resolved. Any failure to resolve the dispute may result in the resignation of Jordan Klein, Sr. and Jordan Klein, Jr. from the Company's Board of Directors and the possible initiation of litigation, the outcome of which cannot be determined at this time.

         From time to time, the Company may evaluate potential acquisitions involving complementary businesses, services, products or technologies. The Company's future capital requirements will depend on many factors, including acquisitions, if any, growth of the Company's customer base, economic conditions and other factors including the results of future operations.

         The Company currently has no salaried employees. In July 2003, the Board of Directors approved the conversion of other compensation to the Company's President of $89,475 as of fiscal year end 2003 into 688,259 shares of restricted common stock based on the Conversion Price. The Company is accruing the President's salary during the current fiscal year. If operations are expanded through growth or acquisitions, the Company expects to hire personnel to meet these needs and may enter into employment agreements with its President or others to oversee its operations. The number of employees actually hired will be based on the Company's ability to support the increased cost through cash flow generated by such business.

Impact of Inflation
-------------------

         Although the Registrant has not attempted to calculate the effect of inflation, management does not believe inflation has had or will have a material effect on its results of operations.

Forward-Looking Information
---------------------------

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements made by the Registrant in its disclosures to the public. There is certain information contained herein, in the Registrant's press releases and in oral statements made by authorized officers of the Registrant, which are forward-looking statements, as defined by such Act. When used herein, in the Registrant's press releases and in such oral statements, the words "estimate", "project", "anticipate", "expect", "intend", "believe", "plans", and similar expressions are intended to identify forward-looking statements. Because such forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements.

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



                                       DISTRIBUTION MANAGEMENT SERVICES, INC.

Dated:   January 20, 2004              by: /s/ Leo Greenfield
                                           -------------------------------------
                                           Leo Greenfield, President,
                                           Chief Executive Officer
                                           and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.


31 Section 302 Certification

32 Section 906 Certification