Form 10QSB
period 2004-02-29
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2004-04-19
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                For the quarterly period ended February 29, 2004

                                       OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

              For the transition period from _________ to _________


Commission File No. 0-30404

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Florida                                          83-0574760
 ----------------------------------------------         ------------------------
(State or other jurisdiction of incorporation                (IRS Employer
         or organization)                                Identification Number)

11601 Biscayne Blvd.,  Suite 201                               33181
-----------------------------------------------------        --------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code  (305) 893-9273

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                   Outstanding as of February 29, 2004
---------------------------            ------------------------------------
Common Stock Par Value $0.001            8,204,508 shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       DISTRIBUTION MANAGEMENT SERVICES, INC.
                         CONDENSED BALANCE SHEET (UNAUDITED)
                                  FEBRUARY 29, 2004

                                       Assets

Current assets
Cash                                                                $   163,001
                                                                    -----------
Total current assets                                                    163,001

Prepaid consulting fees                                                  45,000
Proprietary interest in movie rights                                  2,022,600
Deferred financing cost                                                 190,000
Other assets                                                             44,000
                                                                    -----------
                                                                    $ 2,464,601
                                                                    ===========

                        Liabilities and Stockholders' Equity

Current liabilities
Loans payable - related parties                                     $     1,647
Other accrued liability                                                  52,214
Current portion of long term debt                                        50,000
                                                                    -----------
Total current liabilities                                               103,861

Convertible debentures, less current portion                            160,000
                                                                    -----------
Total liabilities                                                       263,861

Stockholders' equity
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 8,204,508 shares issued and outstanding                  8,204
   Additional paid in capital                                         3,337,098
Less: subscription receivable                                            (3,600)
   Accumulated deficit                                               (1,140,962)
                                                                    -----------
Total stockholders' equity                                            2,200,740
                                                                    -----------
                                                                    $ 2,464,601
                                                                    ===========

                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                FEBRUARY 29, 2004   FEBRUARY 28, 2003   FEBRUARY 29,2004    FEBRUARY 28,2003
                                                -----------------   -----------------   ----------------    -------------------

Income (loss) from continuing operations            $ (21,008)         $    --            $   (99,874)          $    --
                                                    ---------          ---------          -----------           ---------
Discontinued operations:
   Loss from discontinued operations                     --                3,455              (31,116)               (457)
                                                    ---------          ---------          -----------           ---------
Net income (loss)                                   $ (21,008)         $   3,455          $  (130,990)          $    (457)
                                                    =========          =========          ===========           =========
Loss per common share:
   Basic and diluted loss per common share
   from continuing operations                       $    --            $    --            $     (0.01)          $    --
   Basic and diluted loss per common share
   from discontinued operations                     $    --            $    --            $     (0.01)          $    --
                                                    ---------          ---------          -----------           ---------
   Basic and diluted total net loss per
   common share                                     $    --            $    --           $     (0.02)           $    --
                                                    ---------          ---------          -----------           ---------
Weighted average number of common
   shares outstanding                               8,204,508          5,231,280            7,255,449           5,231,280
                                                    =========          =========          ===========           =========



                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE-MONTH PERIODS ENDED FEBRUARY 29,


                                                                    2004            2003
                                                                 ---------       ---------
Cash flows from operating activities:
  Net loss                                                       $(130,990)      $    (457)
                                                                 ---------       ---------
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
         Depreciation                                                 --            15,600
Additional paid in capital contributed as rent and services
  performed                                                           --            14,958
      (Increase) decrease in:
         Accounts receivable                                        11,518           2,154
         Escrow deposits                                              --
         Prepaid expenses                                             --            (2,443)
         Other assets                                              (66,600)          4,590
      Increase (decrease) in:
         Accounts payable and accrued expenses                     (20,904)          8,125
         Other liabilities                                         (46,139)           --
                                                                 ---------       ---------
      Total adjustments                                           (122,125)         42,984
                                                                 ---------       ---------
Net cash (used in) provided by operating activities               (253,115)         42,527
                                                                 ---------       ---------
Cash flows from investing activities:
      Capital expenditures                                            --              (225)
                                                                 ---------       ---------
Net cash used in investing activities                                 --              (225)
                                                                 ---------       ---------
Cash flows from financing activities:
Proceeds from sale of recycling plant                              950,000            --
Payment of mortgage on recycling plant                            (375,000)           --
Repayment of loans-related parties                                (161,446)        (41,843)
                                                                 ---------       ---------
Net cash provided by (used in) financing activities                413,554         (41,843)
                                                                 ---------       ---------
Net increase (decrease) in cash and cash equivalents               160,439             459
Cash and cash equivalents, beginning of period                       2,562           1,338
                                                                 ---------       ---------
Cash and cash equivalents, end of period                         $ 163,001       $   1,797
                                                                 =========       =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest expense                                             $    --         $    --
                                                                 =========       =========
Supplemental disclosure of non-cash financing activities:
     2,473,228 shares of common stock issued for payment of
       loan and interest to related parties and for prepaid
       consulting
         Prepaid consulting fees                                 $  45,000       $    --
         Loans payable-related parties                             100,000            --
         Accrued interest                                           99,546            --
         Common sock                                                (2,473)           --
         Additional paid in capital                               (242,073)           --
                                                                 ---------       ---------
                                                                 $    --         $    --
                                                                 =========       =========

                       See notes to financial statements.

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine months ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2003 Annual Report on Form 10-KSB for the year ended May 31, 2003.

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

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              In April 2003, the Company entered into a contract to sell its recycling center for $1,050,000. The closing of this transaction occurred on July 25, 2003 after the purchaser had completed satisfactory due diligence and all conditions precedent had been met. The Company used the net proceeds from the sale to (i) satisfy the existing mortgage on the Center, including all unpaid interest, (ii) repay accounts payable and debt to affiliated parties, and (iii) for working capital.

              On May 23, 2003, the Company acquired the rights, title and interest to two (2) full-length motion picture scripts. It is the Company's intention to produce, market and distribute one or both of these scripts as full-length motion pictures. The Company has been in the process of re-writing the scripts and is in the process of procuring the funding to commence production.
              and obtaining a second appraisal of the scripts due to the fact that production has not commenced in the nine-month period since they were acquired. The second appraisal may increase or decrease the appraised value of the scripts.

              Loss from continuing operations for the nine-month period ended February 29, 2004 is primarily comprised of professional fees and other operating expenses associated with the Company's efforts to develop new business ventures.

              Loss from discontinued operations for the nine-month period ended February 29, 2004 included revenues of approximately $19,400, expenses of approximately $18,500 and a loss on the sale of the recycling center of approximately $32,000. Discontinued operations for the nine-month period ended February 29, 2003 included approximately $110,100 of revenues and $104,900 of expenses. All revenues generated for the current and prior period related solely to the recycling center that was sold in July 2003.

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

         Impairment

              Current accounting standards require that intangible assets be measured for impairment The Company is in the process of obtaining a second appraisal of the movie scripts due to the fact that production has not commenced in the nine-month period since they were acquired. The appraised value will be evaluated and the Company will adjust the carrying value of such asset if necessary. The Company believes that the only limiting condition which would affect the appraised value would be the quality of the products to be produced from the scripts.

              These financial statements do not include any adjustments relating to the future impairment or recoverability of these assets nor an increase or decrease in the appraised value as determined by the second appraisal.

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              On September 22, 2003, the Company entered into an agreement to buy 100% of an entity controlled by the individuals who sold the Company the rights to the movie scripts. These individuals are also directors of the Company (see Note 5). The entity has the right to manufacture and distribute a camera stabilizer to be used in marine filming. In connection with the acquisition, the Company made an initial payment of $25,000 and a subsequent payment of $25,000 which was returned to the Company due to a dispute regarding the terms of the transaction among the parties as set forth in the agreement. The parties have attempted to resolve the dispute and there are no assurances that the dispute can be resolved. Pursuant to such dispute Jordan Klein Sr. and Jordan Klein Jr. resigned from the Board of Directors in February 2004. No litigation has been initiated as of this date nor can the outcome of such potential litigation be determined at this time.

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

NOTE 3. STOCKHOLDER AND RELATED PARTY TRANSACTIONS

              Through the years, funds have been advanced to the Company by Mr. Leo Greenfield (the "President") and or affiliates in which he has an interest. The interest bearing balances have been presented as loans payables to related parties in the accompanying Balance Sheet. During the nine-month period ended February 29, 2004 approximately $262,000 ($100,000 in stock and $162,000 in cash) has been repaid on these advances.

              During the first two quarters of fiscal 2003, the President agreed not to receive any compensation. During the first quarter of fiscal 2003, rent was recorded at fair market value as contributions to additional paid in capital.

NOTE 4. CONTINGENCY

              In August 2003, the Company filed a suit in the Circuit Court, Miami-Dade County, Florida. The Company is seeking from the current operator and related party of the recycling center it sold
              (i) an accounting, and (ii) damages for alleged fraudulent breach of contract, negligence and breach of contract. The parties were served and pursuant to a stipulation of the parties, the Company has filed an amended complaint.

              In February 2004, the purchaser of the recycling center instituted a lawsuit against the Company in the Circuit Court in Miami-Dade County, Florida for payment of recycling related fees allegedly due the purchaser which are being held by the Company. The Company counter-claimed for specific performance and filed a Notice of Lis Pendens against the real property. The Company also filed a Motion to Strike the purchaser's complaint which was denied by the court with leave for the purchaser to amend its complaint. The Company is currently holding an aggregate of $52,214 in funds representing recycling related fees pending the outcome of this litigation. This amount has been recorded as other accrued liability on the financial statements at February 29, 2004.

NOTE 5.   STOCK ISSUANCE

              On May 30, 2003, the Company entered into an agreement with two individuals to purchase certain copyrighted movie scripts that had been produced by the two individuals. As consideration for the assets, during August, 2003, the Registrant issued to the two individuals an aggregate of 500,000 shares of its restricted common stock and agreed to pay two (2%) percent of the gross proceeds received by the Registrant, if any, from the marketing and distribution of the assets. The two individuals were also appointed to the Company's Board of Directors but resigned their positions in February 2004.

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

              In August, 2003, Tibby Holdings, Inc. and one of its officers received 250,000 shares of the Company's restricted common stock as prepayment for investment consulting services which the Company will receive during the period July 1, 2003 through June 30, 2005. The value of the shares was recorded at $.18 per share based upon the closing price of a share of common stock at the date the transaction was consummated.

NOTE 6. DEBENTURE

              On February 12, 2004, the Company entered into Standby Equity Distribution Agreement for an equity line of credit (the "Equity Line of Credit") with Cornell Capital Partners, L.P., a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Pursuant to the Equity Line of Credit, in order for the Company to access the Equity Line of Credit, it must first file a registration statement with the SEC registering up to a maximum of $5 million of its common stock and the registration statement must be declared effective by the SEC. Thereafter, for a period of 24 months following the effective date of the registration statement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 97% of, or a 3% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $53,000, with no advance occurring within seven trading days of a prior advance. Further, Cornell Capital Partners will retain 5% of each advance under the Equity Line of Credit. The net effect of the 3% discount and the 5% retainage is that Cornell Capital Partners shall pay 92% of the applicable lowest closing bid price for each share of Distribution Management common stock. Cornell Capital Partners is entitled to a one-time commitment fee of $190,000, evidenced by a three-year convertible debenture (the "Debenture") that accrues interest at a rate of 5% per year. The Debenture is convertible at the holder's option in an amount up to $50,000 principal plus accrued interest at a conversion price equal to 97% of the closing bid price of the common stock for the three trading days immediately preceding the conversion date commencing on the earlier of (i) the effective date of the registration statement, or (ii)90 days from February 12, 2004, and thereafter at any time up to maturity. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the Debenture into shares of common stock at a conversion price equal to the lowest closing bid price of the common stock for the three trading days immediately preceding the conversion date. The Company has the right to redeem the Debenture upon three days notice for 120% of the amount redeemed.

              In addition, the Company engaged TN Capital Equities, Ltd., a registered broker-dealer, to advise it in connection with the Equity Line of Credit. For its services, in March, 2004 TN Capital Equities, Ltd. received 117,647 shares of the Company's common stock equal to approximately $10,000 based on the Company's stock price on March 1, 2004. In March, 2004, the Company also issued an aggregate of 88,235 shares to counsel for Cornell Capital's for legal services provided in connection with the transaction on the same basis as the shares issued to TN Capital Equities. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon the Company registering the shares of common stock with the Securities and Exchange Commission. The costs associated with this registration will be borne by the Company. There are no other significant closing conditions to draw under the Equity Line of Credit.

              The registration statement has not been filed as of the date of this Report. However, no assurance is given that the Company's registration statement, once filed, will ultimately be declared effective by the SEC. Further, the number of shares which may be required to be registered under the registration statement may far exceed the number of shares the Company has available under its authorized but unissued capital stock based upon the per share price of a share of common stock on the date of a notice given by the Company to Cornell Capital. Accordingly, the Company may not be able to exercise any notice under the terms of the Equity Line of Credit unless it obtains shareholder approval to increase its authorized shares and/or its share price increases to a level that will not require such action on the part of the shareholders. There are no assurances that either of these events will occur and there can be no assurance given that the Company will be able to raise sufficient funds to meet long-term capital needs in this manner or in any other manner.

NOTE 7. SUBSEQUENT EVENT

              In connection with the Equity line of Credit with Cornell Capital Partners, LP, in March, 2004 the Company issued 117,647 shares of the Company's common stock to TN Capital Equities, Ltd., a registered broker-dealer, in connection with the Equity Line of Credit which was which number of shares is equal to approximately $10,000 based on the Company's stock price on March 1, 2004. In March, 2004 the Company also issued an aggregate of 88,235 shares to counsel for Cornell Capital for legal services provided in connection with the transaction on the same basis as the shares issued to TN Capital Equities.

              In April 2004, the Company and the current operator entered into a settlement agreement which provides for a dismissal of the current operator from the lawsuit in exchange for the assignment of the amended operating agreement to the Company and the transfer of certain equipment to the Company for no additional consideration. The lawsuit is still pending against the related party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Results of Operations
         ---------------------

         Three months ended February 29, 2004 compared to the same period in 2003.

         For the three months ended February 29, 2004, the Company received no revenues, having sold its recycling center in July, 2003. As a result of the sale, there were no operations and therefore no revenues during the period as compared to the same period in 2003. Expenses increased from approximately $ 0 for the three months ended February 28, 2003 to approximately $21,000 for the same period in 2004. The increase is due to professional fee.

         Nine months ended February 29, 2004 compared to the same period in 2003.

         For the nine months ended February 29, 2004, the Company's revenues and expenses have been reclassified to discontinued operations. As a result of the sale, the Company has reclassified operations in 2003 to discontinued operations.

         Liquidity and Capital Resources
         -------------------------------

         As of February 29, 2004, the Company had cash on hand of $163,000. The Company had no revenues during the period as a result of the sale of the recycling center in July, 2003 which was the Company's only operating business.

         There is currently one outstanding loan from a related party in the principal sum of $20,000 after partial repayment of principal in the aggregate amount of $101,000 and the conversion in July 2003 of $100,000 of principal into 769,231 shares of the Company's restricted common stock based on a per share price of $.13 which was the closing price on the trading date immediately preceding the conversion ("Conversion Price"). All accrued interest on all loans, aggregating $99,546 as of year end May 31, 2003, was converted into equity during the first quarter in the aggregate amount of 765,738 shares of the Company's restricted common stock based on the Conversion Price. The currently outstanding loan is due upon demand and bears interest at the applicable Federal rate. The related party has no obligation to make any further loans to the Company in the future notwithstanding that he has made loans in the past. The loan may be converted, in whole or in part, by the related party in his discretion into shares of the Company's restricted common stock at fair market value although there is no assurance given that this will occur.

          Currently the Company has had no revenues since the sale of the recycling center in July, 2003. The balance of the net proceeds received from the sale after the repayment of non-affiliate debt, satisfaction of the mortgage and certain related party loans has been used for working capital. Management believes that these funds will be sufficient for the Company's working capital needs for the next 12 months, exclusive of the funds necessary for the production of the films which is described below, since the Company has also significantly reduced its outstanding debt to related parties. In addition, in April 2004, the Company entered into a settlement agreement with one of the defendants in its lawsuit against the current operator of the recycling center and a related party. In consideration of the Company dismissing the current operator from the pending lawsuit, the current operator has assigned its interest in the Amended Operation Agreement dated December 22, 1998 to the Company (the "Assignment"). The Company will also receive certain equipment for use at the recycling center. The lawsuit will continue against the remaining defendant. As a result of the Assignment, the Company will commence receiving the operator's share of the revenues provided under the terms of the Amended Operation Agreement. These revenues are expected to provide the Company with additional working capital and a funding for possible business ventures.

         No assurances are given that the Assignment will produce sufficient revenues to meet the Company's cash flow requirements. Further, the acquisition of any other assets will require the expenditure of cash and/or the issuance of restricted securities. The Company does not currently have and may not have all of the cash that may be necessary to fund any such acquisition and will be required to rely on the sale of its securities, the success of which cannot be assured.

         On February 12, 2004, the Company entered into Standby Equity Distribution Agreement for an equity line of credit (the "Equity Line of Credit") with Cornell Capital Partners, L.P., a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Pursuant to the Equity Line of Credit, in order for the Company to access the Equity Line of Credit, it must first file a registration statement with the SEC registering up to a maximum of $5 million of its common stock and the registration statement must be declared effective by the SEC. Thereafter, for a period of 24 months following the effective date of the registration statement, the Company may, at its discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5.0 million. For each share of common stock purchased under the Equity Line of Credit, Cornell Capital Partners will pay 97% of , or a 3% discount to, the lowest closing bid price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five trading days immediately following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $53,000, with no advance occurring within seven trading days of a prior advance. Further, Cornell Capital Partners will retain 5% of each advance under the Equity Line of Credit. The net effect of the 3% discount and the 5% retainage is that Cornell Capital Partners shall pay 92% of the applicable lowest closing bid price for each share of Distribution Management common stock. Cornell Capital Partners is entitled to a one-time commitment fee of $190,000, evidenced by a three-year convertible debenture (the "Debenture") that accrues interest at a rate of 5% per year. The Debenture is convertible at the holder's option in an amount up to $50,000 principal plus accrued interest at a conversion price equal to 97% of the closing bid price of the common stock for the three trading immediately preceding the conversion date commencing on the earlier of (i) the effective date of the registration statement, or (ii) 90 days from February 12, 2004, and thereafter at any time up to maturity. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the Debenture into shares of common stock at a conversion price equal to the lowest closing bid price of the common stock for the three trading days immediately preceding the conversion date. The Company has the right to redeem the Debenture upon three days notice for 120% of the amount redeemed.

         In addition, the Company engaged TN Capital Equities, Ltd., a registered broker-dealer, to advise it in connection with the Equity Line of Credit. For its services, in March, 2004 TN Capital Equities, Ltd. received 117,647 shares of the Company's common stock equal to approximately $10,000 based on the Company's stock price on March 1, 2004. The Company also issued in March, 2004 an aggregate of 88,235 shares to counsel for Cornell Capital's for legal services provided in connection with the transaction on the same basis as the shares issued to TN Capital Equities. The effectiveness of the sale of the shares under the Equity Line of Credit is conditioned upon the Company registering the shares of common stock with the Securities and Exchange Commission (SEC). The costs associated with this registration will be borne by the Company. There are no other significant closing conditions to draw under the Equity Line of Credit.

         The registration statement has not been filed as of the date of this report. However, no assurance is given that the Company's registration statement, once filed, will ultimately be declared effective by the SEC. Further, the number of shares which may be required to be registered under the registration statement may far exceed the number of shares the Company has available under its authorized but unissued capital stock based upon the per share price of a share of common stock on the date of a notice given by the Company to Cornell Capital. Accordingly, the Company may not be able to exercise any notice under the terms of the Equity Line of Credit unless it obtains shareholder approval to increase its authorized shares and/or its share price increases to a level that will not require such action on the part of the shareholders. There are no assurances that either of these events will occur and there can be no assurance given that the Company will be able to raise sufficient funds to meet long-term capital needs in this manner or in any other manner.

         The Company may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines. However, no assurances can be given that the Company will be able to meet its needs through the sale of securities or otherwise. Further, the availability of any future financing may not be on terms that are satisfactory to the Company. From time to time, the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. The Company has no present agreements or understanding with respect to any such acquisition. The Company's future capital requirements will depend on many factors, including growth of the revenues it derives from the Assignment, the production of the movies, economic conditions and other factors including the results of future operations.

          The Company will also require up to $3,000,000 to fund the production, marketing and distribution of one of the movie scripts it acquired in May 2003. Without the funding described herein, as to which no assurances are given, the Company will be unable to proceed with its business plans, which would have a material adverse effect on its business and financial condition, and it may be unable to continue as a going concern. In addition, the Company is in the process of obtaining a second appraisal for the movie scripts since it has not yet commenced production and it has been nine-months since they were acquired. The appraisal may report an appraised value that is greater or less than the appraised value previously given.

         The Company entered into an agreement to acquire 100% of the capital stock of Mako Products, Inc., a Florida corporation, in September 2003. Mako Products owns certain intellectual property rights for the manufacture and distribution of a marine camera stabilizing device. Mako Products, Inc. is 100% owned by Jordan Klein, Sr. and Jordan Klein, Jr., directors of the Company who resigned from the Board of Directors in February 2004. The agreement provides for the payment of royalties, among other consideration, to Jordan Klein, Sr., Jordan Klein, Jr. and to unaffiliated parties based upon revenue received from the rental and/or sale of the stabilizer. In connection with the acquisition, the Company made an initial payment in September, 2003 of $25,000 and a subsequent payment in October, 2003 of $25,000, which October payment was returned to the Company due to a subsequent dispute among the parties regarding the terms of the transaction as set forth in the September 22, 2003 agreement. The parties have attempted to resolve their differences but have been able to do so as of the date hereof. The Company's Board of Directors is considering its legal remedies, including the possible initiation of litigation, the outcome of which cannot be determined at this time.

         The Company currently has no salaried employees. In July 2003, the Board of Directors approved the conversion of other compensation to the Company's President of $89,475 as of fiscal year end 2003 into 688,259 shares of restricted common stock based on the Conversion Price. The Company accrued the President's salary during the first two quarters of the current fiscal year but paid the President an aggregate of $8,000 during the third quarter ended February 29, 2004. If operations are expanded through growth or acquisitions, the Company expects to hire personnel to meet these needs and may enter into employment agreements with its President or others to oversee its operations. The number of employees actually hired will be based on the Company's ability to support the increased cost through cash flow generated by such business.

Impact of Inflation
-------------------

         Although the Company has not attempted to calculate the effect of inflation, management does not believe that the current level of inflation has had or will have a material effect on its results of operations.

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


                          PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included in this filing:

         10.1 Standby Equity Distribution Agreement dated February 12, 2004 between the Company and Cornell Capital Partners LP

         10.2 Registration Rights Agreement dated February 12, 2004 between the Company and Cornell Capital Partners LP

         10.3 Escrow Agreement dated February 12, 2004 among the Company, Cornell Capital Partners LP and Butler Gonzalez LLP

         10.4 5% Convertible Debenture dated February 12, 2004 issued by the Company to Cornell Capital Partners LP

         10.5 Placement Agent Agreement dated February 12, 2004 among the Company, NT Capital Equities, Ltd. and Cornell Capital Partners LP

         10.6 Assignment of Amended Operation Agreement dated April 14, 2004 between the Company and Delta Dade Recycling Corporation

         31.1     Section 302 Certification

         32.1     Section 906 Certification


(b) Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K on February 11, 2004 reporting the resignation of Jordan Klein, Sr. and Jordan Klein, Jr. from the Board of Directors on February 5, 2004.

                                            SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       DISTRIBUTION MANAGEMENT SERVICES, INC.

Dated:   April 19 , 2004                by: /s/ Leo Greenfield
                                            ------------------------------------
                                            Leo Greenfield, President,
                                            Chief Executive Officer
                                            and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.

10.1 Standby Equity Distribution Agreement dated February 12, 2004 between the Company and Cornell Capital Partners LP

10.2 Registration Rights Agreement dated February 12, 2004 between the Company and Cornell Capital Partners LP

10.3 Escrow Agreement dated February 12, 2004 among the Company, Cornell Capital Partners LP and Butler Gonzalez LLP

10.4 5% Convertible Debenture dated February 12, 2004 issued by the Company to Cornell Capital Partners LP

10.5 Placement Agent Agreement dated February 12, 2004 among the Company, NT Capital Equities, Ltd. and Cornell Capital Partners LP

10.6 Assignment of Amended Operation Agreement dated April 14, 2004 between the Company and Delta Dade Recycling Corporation

31.1     Section 302 Certification

32.2     Section 906 Certification