Form 10KSB/A
period 2003-05-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2004-05-26
CIK 1064270

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The Company's common stock currently trades on the over-the-counter bulletin board (OTC:BB) under the trading symbol "DMGS". The Company's common stock was listed for trading on the over- the-counter bulletin board (OTC:BB) on August 17, 1999, but became ineligible to continue trading on October 18, 2000 because its Form 10-KSB for the fiscal year ended May 31, 2000 was not timely filed with the Securities and Exchange Commission. The Company was relisted on the OTC:BB in fiscal 2002.


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


         On May 30, 2003, the Company entered into an agreement with Jordan Klein, Sr. and Jordan Klein, Jr. (collectively "Klein") to purchase certain copyrighted movie scripts (the "Assets") that had been written and developed by Klein (the "Script Agreement"). Pursuant to the terms of the Script Agreement, Klein also agreed to use their substantial skills, talents and expertise as experienced underwater photographers, cameramen, engineers and producers in more than 75 feature films and for television to produce, market and distribute the Assets utilizing their own equipment at no additional cost to the Company. As consideration for the Assets which have been independently appraised at $2,000,000, the Company issued to Klein an aggregate of 500,000 shares of its restricted common stock and two (2%) percent of the gross proceeds received by the Company, if any, from the marketing and distribution of the Assets. The Company has, however, valued the Assets at the trading value of the 500,000 shares issued to Klein as of the date of the Script Agreement which was $90,000 or $.18 per share. They have also been appointed to each serve on the Company's Board of Directors. The Company intends to finance the production costs estimated at $3,000,000 for the first of these films from the proceeds of a private offering of its restricted equity securities. No assurance can be given that the Company will be successful in raising all of the necessary funding to do so. The inability to raise the requisite funding could have a material adverse impact on the Company's planned business and ita financial condition and prevent the production of any of the films. Further, there can be no assurances that the Company will be able to secure funding from other sources in the amounts needed or on terms that are satisfactory to the Company.

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


                  (v) In May 2003, the Company entered into the Script Agreement with Jordan Klein, Sr. and Jordan Klein, Jr. In consideration for acquiring the two copyrighted scripts valued at the trading value of the 500,000 shares received as consideration which was $90,000 or $.18 per share, Jordan Klein, Sr. and Jordan Klein, Jr. (i) received 300,000 and 200,000 shares, respectively, of the Company's restricted common stock, (ii) and an agreement to receive 2% of the gross income from the marketing and distribution relating to the scripts, and (iii) appointment as directors to the Company's Board of Directors.


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


             2.1 Amendment to the Articles of Incorporation filed on August 27, 2003. filed as an exhibit and incorporated by reference to the Company's Form 10-KSB filed on September 15, 2003.


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

                                        Distribution Management Services, Inc.



Date: May 24, 2004                      By:  /s/ Leo Greenfield
                                             ------------------
                                        Leo Greenfield, President
                                        and Principal Financial Officer



         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Leo Greenfield                                               May 24, 2004
------------------                                            -----------------
Leo Greenfield                                                       Date
President and Director


/s/ Barbara Greenfield                                           May 24, 2004
----------------------                                        -----------------
Barbara Greenfield                                                   Date
Vice President and
Director


/s/ Maria Elena Lopez de Mendoza                                 May 24, 2004
--------------------------------                              -----------------
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


As more fully described in Note 9, subsequent to the issuance of the Company's May 31, 2003 financial statements and our report thereon dated August 27, 2003, management became aware that the amounts assigned to the movie scripts acquired did not reflect market value at the time of acquisition. In our original report we expressed an unqualified opinion on the fiscal 2003 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.



BERKOVITS, LAGO AND COMPANY LLP



Ft. Lauderdale, Florida
August 27, 2003, except as to
the last paragraph above and
Note 9, which are as of May 21, 2004.

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


Marvin B. Seidman, CPA
Certified Public Accountant

July 25, 2002

                       DISTRIBUTION MANAGEMENT SERVICES, INC.
                                    BALANCE SHEET
                                    MAY 31, 2003
                                      (audited)


                                       Assets

Current assets
Cash                                                            $     2,562
   Accounts receivable                                               11,518
                                                                -----------
Total current assets                                                 14,080

Property, plant and equipment, held for sale                        950,146


Proprietary interest in movie rights                                 90,000
                                                                -----------

                                                                $ 1,054,226
                                                                ===========


                        Liabilities and Stockholders' Equity

Current liabilities
Accounts payable                                                $    20,904
Accrued interest                                                     99,546
Mortgage payable                                                    375,000
Loans payable - related party                                       261,592
Other liabilities                                                   100,000
                                                                -----------
Total current liabilities                                           857,042

Convertible debenture payable                                        20,000
                                                                -----------
                                                                    877,042


Stockholders' equity
   Common stock, $0.001 par value, 15,000,000 shares
     authorized, 5,231,280 shares issued and  outstanding             5,231
   Additional paid in capital                                     1,185,025
Less: subscription receivable                                        (3,100)
   Accumulated deficit                                           (1,009,972)
                                                                -----------
Total stockholders' equity                                          177,184
                                                                -----------

                                                                $ 1,054,226
                                                                ===========

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
                                           ===========    ===========

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  MAY 31, 2003
                                    (audited)


                                                               Stock         Additional
                                     Common Stock           Subscription      Paid-In      Accumulated
                                 Shares        Amount    Receivable/Payable   Capital        Deficit          Total
                              ------------   ----------- ------------------ ------------   -----------     -----------

Balance, May 31, 2001           5,231,280    $     5,231    $    (3,600)    $ 1,055,637    $  (917,883)    $   139,385

Contributed services                   --             --             --          15,600             --          15,600

Contributed rent                       --             --             --           4,344             --           4,344

Net loss                               --             --             --              --         (5,731)         (5,731)
                              -----------    -----------    -----------     -----------    -----------     -----------

Balance May 31, 2002            5,231,280          5,231         (3,600)      1,075,581       (923,614)        153,598

Contributed services                   --             --             --          15,600             --          15,600

Contributed rent                       --             --             --           4,344             --           4,344


Common stock to be issued
   for movie script rights             --             --            500          89,500             --          90,000


Net loss                               --             --             --              --        (86,358)        (86,358)


                              -----------    -----------    -----------     -----------    -----------     -----------
Balance, May 31, 2003           5,231,280    $     5,231    $    (3,100)    $ 1,185,025    $(1,009,972)    $   177,184
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
                                                        ===========     ===========


Non-cash activities:
    500,000 shares of common stock to be issued for
     proprietary rights in movies
       Value of movie rights                            $    90,000     $        --
       Stock subscription payable                              (500)             --
       Additional paid in capital                            89,500              --
                                                        -----------     -----------
                                                        $        --     $        --
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

Proprietary Interest in Movie Rights
------------------------------------


The Company has acquired the rights to two (2) movie scripts which are recorded at the aggregate trading value of the shares issued as consideration therefore (see note 9)


No assurance can be given that the Company will be successful in its efforts relating to the above movie rights. These financial statements do not include any adjustments relating to the future impairment or recoverability of these assets.

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

The movie scripts had been valued at $2,000,000 in accordance with a valuation report. During April 2004, management re-evaluated the acquisition transaction and determined that the appropriate value for this transaction was the stock price of the shares which was $.18 per share at the time of the transaction. Subsequently, it was determined that the proper value of the movie scripts was $90,000 and such value has been reflected in the restated financial sttements.


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

23       Consent of Marvin B. Seidman, C.P.A

31       Section 302 Certification.

32       Section 906 Certification.