Form 10QSB/A
period 2003-08-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2004-05-26
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A


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

--------------------------------------------------------------------------------

                       DISTRIBUTION MANAGEMENT SERVICES, INC.
                              BALANCE SHEET (UNAUDITED)
                                   AUGUST 31, 2003


                                       ASSETS

Current assets
Cash                                                              $   320,347
                                                                  -----------
Total current assets                                                  320,347


Prepaid consulting and other assets                                    45,000
Proprietary interest in movie rights                                   90,000
                                                                  -----------

                                                                  $   455,347
                                                                  ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Loans payable - related parties                                   $    61,147
                                                                  -----------
Total current liabilities                                              61,147

Convertible debenture                                                  20,000
                                                                  -----------

Total liabilities                                                      81,147


Stockholders' equity
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 8,204,508 shares issued and outstanding                8,204
   Additional paid in capital                                       1,427,098
Less: subscription receivable                                          (3,600)
   Accumulated deficit                                             (1,057,502)
                                                                  -----------

Total stockholders' equity                                            374,200
                                                                  -----------

                                                                  $   455,347
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
                                                ===========       ===========

                       See notes to financial statements

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE THREE-MONTH PERIODS ENDED AGUST 31, 2003 AND 2002


                                                                                  2003         2002
                                                                               ---------    ---------
Cash flows from operating activities:
  Net loss                                                                     $ (47,530)   $  (2,380)
                                                                               ---------    ---------


  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation                                                                    --        5,200
Additional paid in capital contributed as rent and services performed                 --        4,986
Capitalized interest                                                                  --       (1,875)
      (Increase) decrease in:
         Accounts receivable                                                      11,518        2,733
         Prepaid expenses                                                             --       (1,046)
         Other assets                                                                 --        4,590
      Increase (decrease) in:
         Accounts payable and accrued expenses                                   (20,003)       4,875
         Other liabilities                                                      (100,000)          --
                                                                               ---------    ---------
      Total adjustments                                                         (108,485)      19,463
                                                                               ---------    ---------
Net cash (used in) provided by operating activities                             (156,015)      17,083
                                                                               ---------    ---------
Cash flows from investing activities:
  Proceeds from sale of recycling plant                                          950,000           --
                                                                               ---------    ---------
Net cash used in investing activities                                            950,000           --
                                                                               ---------    ---------
Cash flows from financing activities:
   Bank overdraft                                                                     --           77
Payment of mortgage on recycling plant                                          (375,000)          --
Repayment of loans-related parties                                              (101,200)     (18,498)
                                                                               ---------    ---------
Net cash used in financing activities                                           (476,200)     (18,421)
                                                                               ---------    ---------


Net increase (decrease) in cash and cash equivalents                             317,785       (1,338)

Cash and cash equivalents, beginning of period                                     2,562        1,338
                                                                               ---------    ---------

Cash and cash equivalents, end of period                                       $ 320,347    $      --
                                                                               =========    =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest expense                                                           $      --    $      --
                                                                               =========    =========


Non-cash activities:
    500,000 shares of common stock to be issued
      for payment of proprietary rights in movies
       Value of movie rights                                                   $  90,000    $      --
       Stock subscription payable                                                   (500)          --
       Additional paid in capital                                                (89,500)          --
                                                                               ---------    ---------
                                                                               $      --    $      --
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

         PROPRIETY INTEREST IN MOVIE RIGHTS


              In May 2003, the Company acquired the rights to two (2) movie scripts which are recorded at the trading value of the shares issued in consideration thereof.


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

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


         Results of Operations

         Three months ended August 31, 2003 compared to the same period in 2002


         For the three months ended August 31, 2003, the Company received revenues from the operation of the recycling center of approximately $ 19,400 compared to revenues for the same period in 2002 of $36,600. These revenues represent the Company's 10% and 6% share of recycling revenues for the first 450 yards and all yards above 450, respectively, received daily pursuant to the terms of the Assumption Agreement which modified the Amended Operation Agreement with the operator of the Company's recycling center. The Company sold the recycling center to an unaffiliated third party on July 25, 2003. As a result of the sale during the period, revenues were significantly lower than the same period in 2002. Expenses decreased from approximately $39,000 for the three months ended August 31, 2002 to approximately $18,500 for the same period in 2003. The decrease is due to the sale of the recycling center during the period which resulted in a decrease in general and administrative expenses. As of the date of this report, the operator of the recyclilng center has not exercised its option to purchase the center nor the first of its four one-year options to continue as the operator of the facility. The five-year option to purchase expires on December 22, 2003. The option to continue as the operator must be exercised by December 22, 2003.


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


         Subsequent to the end of the quarterly period, on September 22, 2003, the Company entered into an agreement to acquire 100% of the capital stock of Mako Products, Inc., a newly formed Florida corporation that owns certain intellectual property rights for the manufacture and distribution of a marine camera stabilizing device. Mako Products, Inc. is 100% owned by Jordan Klein, Sr. and Jordan Klein, Jr., directors of the Company. The agreement provides for the payment of royalties, among other consideration, to

Jordan Klein, Sr, Jordan Klein, Jr. and to unaffiliated parties based upon revenue received from the rental and/or sale of the stabilizer. In connection with the agreement, the Company made an initial payment in September 2003 of $25,000 that management believes is refundable if the acquisition agreement is terminated. A dispute among the parties has arisen regarding the terms of the transaction as set forth in the September 22, 2003 agreement. The acquisition has not occurred or been consummated as of the balance sheet date and is pending the resolution of the dispute.


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

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------
                  ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)      The following exhibits are included in this filing:


         10.1 Agreement between Distribution Management Services, Inc. and Jordan Klein, Sr., Jordan Klein, Jr. and Mako Products, Inc. dated September 22, 2003 filed as an Exhibit and incorporated by reference to the Company's Form 10-QSB filed on October 20, 2003.


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

                                         DISTRIBUTION MANAGEMENT SERVICES, INC.


Dated: May 24, 2004                      By: /s/ Leo Greenfield
                                             --------------------------
                                             Leo Greenfield, President,
                                             Chief Executive Officer
                                             and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.
-----------


31       Section 302 Certification

32       Section 906 Certification