Form 10QSB/A
period 2003-11-30
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2004-05-26
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A


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
                                NOVEMBER 30, 2003


                                     Assets

Current assets
Cash                                                                $   173,572
Escrow deposits                                                          14,000
                                                                    -----------
Total current assets                                                    187,572


Prepaid consulting fees                                                  45,000
Proprietary interest in movie rights                                    102,600
Other assets                                                             25,000
                                                                    -----------


                                                                    $ 2,270,172
                                                                    ===========

                      Liabilities and Stockholders' Equity

Current liabilities
Loans payable - related parties                                     $    24,147
                                                                    -----------
Total current liabilities                                                24,147

Convertible debenture                                                    20,000
                                                                    -----------

Total liabilities                                                        44,147


Stockholders' equity
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 8,204,508 shares issued and outstanding                  8,204
   Additional paid in capital                                         1,427,098
Less: subscription receivable                                            (3,600)
   Accumulated deficit                                               (1,115,677)
                                                                    -----------

Total stockholders' equity                                              316,025
                                                                    -----------

                                                                    $   360,172
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
                                               ===========      ===========      ===========      ===========

                   DISTRIBUTION MANAGEMENT SERVICES, INC.
               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX-MONTH PERIODS ENDED NOVEMBER 30,


                                                                                   2003           2002
                                                                                 ---------      ---------
Cash flows from operating activities:
  Net loss                                                                       $(105,705)     $    (162)
                                                                                 ---------      ---------

  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Depreciation                                                                    --           10,400
Additional paid in capital contributed as rent and services performed                 --            9,972
      (Increase) decrease in:
         Accounts receivable                                                        11,518          3,961
         Escrow deposits                                                           (14,000)          --
         Prepaid expenses                                                             --           (2,094)
         Other assets                                                              (37,600)         4,590
      Increase (decrease) in:
         Accounts payable and accrued expenses                                     (20,904)           750
         Other liabilities                                                        (100,000)          --
                                                                                 ---------      ---------
      Total adjustments                                                           (160,986)        27,579
                                                                                 ---------      ---------
Net cash (used in) provided by operating activities                               (266,691)        27,417
                                                                                 ---------      ---------


Cash flows from investing activities:
Proceeds from sale of recycling plant                                              950,000           --
                                                                                 ---------      ---------
Net cash used in investing activities                                              950,000           --
                                                                                 ---------      ---------
Cash flows from financing activities:
Payment of mortgage on recycling plant                                            (375,000)          --
Repayment of loans-related parties                                                (137,299)       (28,370)
                                                                                 ---------      ---------
Net cash provided by (used in) financing activities                               (512,299)       (28,370)
                                                                                 ---------      ---------


Net increase (decrease) in cash and cash equivalents                               171,010           (953)

Cash and cash equivalents, beginning of period                                       2,562          1,338
                                                                                 ---------      ---------

Cash and cash equivalents, end of period                                         $ 173,572      $     385
                                                                                 =========      =========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest expense                                                             $    --        $    --
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

                     DISTRIBUTION MANAGEMENT SERVICES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


              On September 22, 2003, the Company entered into an agreement to buy 100% of an entity controlled by the individuals who sold the Company the rights to the movie scripts. These individuals are also directors of the Company (see Note 5). The entity has the right to manufacture and distribute a camera stabilizer to be used in marine filming. In connection with the acquisition, the Company made an initial payment of $25,000 and a subsequent payment of $25,000 which was returned to the Company due to a dispute regarding the terms of the transaction among the parties as set forth in the agreement. The $25,000 initial payment of the purchase price is reflected in "Other Assets." Management believes that this initial payment is refundable if the acquisition agreement is terminated. The parties are currently in discussions to attempt to resolve the dispute. However, there are no assurances that the dispute can be resolved and any failure to resolve the dispute may result in the resignation of Jordan Klein Sr. and Jordan Klein Jr. from the Board of Directors and the initiation of litigation, the outcome of which can not be determined at this time.


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

Liquidity and Capital Resources
-------------------------------


         As of November 30, 2003, the Company had cash on hand of $173,572. The Company had no revenues during the period as a result of the sale of the recycling center, which was the Company's only operating business. The operator of the recycling center did not exercise its option to purchase the center by December 22, 2003 which was the termination date of the option to purchase the recycling center. The operator did, however, exercise the option to continue as the operator of the recycling center for an additional one year term and there remain options for three additional one-year terms for the operator to exercise in each of December of 2004, 2005 and 2006.


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


         As of September 22, 2003, the Company entered into an agreement to acquire 100% of the capital stock of Mako Products, Inc., a Florida corporation that owns certain intellectual property rights for the manufacture and distribution of a marine camera stabilizing device. Mako Products, Inc. is 100% owned by Jordan Klein, Sr. and Jordan Klein, Jr., directors of the Company. The agreement provides for the payment of royalties, among other consideration, to Jordan Klein, Sr., Jordan Klein, Jr. and to unaffiliated parties based upon revenue received from the rental and/or sale of the stabilizer. In connection with the acquisition, the Company made an initial payment in September, 2003 of $25,000 and a subsequent payment in October, 2003 of $25,000, which October payment was returned to the Company due to a subsequent dispute among the parties regarding the terms of the transaction as set forth in the September 22, 2003 agreement. The parties are currently in discussions to attempt to resolve the dispute. However, there are no assurances that the dispute can be resolved. Any failure to resolve the dispute may result in the resignation of Jordan Klein, Sr. and Jordan Klein, Jr. from the Company's Board of Directors and the possible initiation of litigation, the outcome of which cannot be determined at this time. The $25,000 initial payment of the purchase price is reflected on the balance sheet as "Other Assets." Management believes that this initial payment is refundable if the acquisition agreement is terminated. The acquisition has not occurred or been consummated as of the balance sheet date and is pending the resolution of the matters discussed herein.

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