Form 10QSB/A
period 2004-02-29
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2004-05-26
CIK 1064270

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
                                  FEBRUARY 29, 2004

                                       Assets

Current assets
Cash                                                                $   163,001
                                                                    -----------
Total current assets                                                    163,001


Prepaid consulting fees                                                  45,000
Proprietary interest in movie rights                                    112,600
Deferred financing cost                                                 190,000
Other assets                                                             44,000
                                                                    -----------
                                                                    $   554,601
                                                                    ===========


                        Liabilities and Stockholders' Equity

Current liabilities
Loans payable - related parties                                     $     1,647
Other accrued liability                                                  52,214
Current portion of long term debt                                        50,000
                                                                    -----------
Total current liabilities                                               103,861

Convertible debentures, less current portion                            160,000
                                                                    -----------
Total liabilities                                                       263,861


Stockholders' equity
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 8,204,508 shares issued and outstanding                  8,204
   Additional paid in capital                                         1,427,098
Less: subscription receivable                                            (3,600)
   Accumulated deficit                                               (1,140,962)
                                                                    -----------
Total stockholders' equity                                              290,740
                                                                    -----------
                                                                    $   554,601
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
                                                    =========          =========          ===========           =========



                       See notes to financial statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE-MONTH PERIODS ENDED FEBRUARY 29,


                                                                    2004            2003
                                                                 ---------       ---------
Cash flows from operating activities:
  Net loss                                                       $(130,990)      $    (457)
                                                                 ---------       ---------
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
         Depreciation                                                 --            15,600
Additional paid in capital contributed as rent and services
  performed                                                           --            14,958
      (Increase) decrease in:
         Accounts receivable                                        11,518           2,154
         Escrow deposits                                              --
         Prepaid expenses                                             --            (2,443)
         Other assets                                              (66,600)          4,590
      Increase (decrease) in:
         Accounts payable and accrued expenses                     (20,904)          8,125
         Other liabilities                                         (46,139)           --
                                                                 ---------       ---------
      Total adjustments                                           (122,125)         42,984
                                                                 ---------       ---------
Net cash (used in) provided by operating activities               (253,115)         42,527
                                                                 ---------       ---------

Cash flows from investing activities:
      Proceeds from sale of recycling plant                       950,000             --
      Capital expenditures                                            --              (225)
                                                                 ---------       ---------
Net cash used in investing activities                             950,000             (225)
                                                                 ---------       ---------
Cash flows from financing activities:
Payment of mortgage on recycling plant                            (375,000)           --
Repayment of loans-related parties                                (161,446)        (41,843)
                                                                 ---------       ---------
Net cash provided by (used in) financing activities                536,446         (41,843)
                                                                 ---------       ---------

Net increase (decrease) in cash and cash equivalents               160,439             459
Cash and cash equivalents, beginning of period                       2,562           1,338
                                                                 ---------       ---------
Cash and cash equivalents, end of period                         $ 163,001       $   1,797
                                                                 =========       =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest expense                                             $    --         $    --
                                                                 =========       =========
Supplemental disclosure of non-cash financing activities:
     2,473,228 shares of common stock issued for payment of
       loan and interest to related parties and for prepaid
       consulting
         Prepaid consulting fees                                 $  45,000       $    --
         Loans payable-related parties                             100,000            --
         Accrued interest                                           99,546            --
         Common sock                                                (2,473)           --
         Additional paid in capital                               (242,073)           --
                                                                 ---------       ---------
                                                                 $    --         $    --
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

         Propriety Interest in Movie Rights


              In May 2003, the Company acquired the rights to two (2) movie scripts which are recorded at the trading value of the shares issued in consideration thereof. The scripts were acquired from two individuals who had contracted with the Company to produce the film, including the use of certain equipment to produce these films. In February 2004, these individuals resigned from the Board of Directors. The Company does not believe that these assets have been impaired since the individuals are contractually obligated to produce the films utilizing their expertise. Although the acquisition has not occurred or been consummated as of the balance sheet date, management does not believe that the agreement is terminated. Therefore, no provision for impairment has been recorded as of February 29, 2004.

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


              On September 22, 2003, the Company entered into an agreement to buy 100% of an entity controlled by the individuals who sold the Company the rights to the movie scripts. These individuals are also directors of the Company (see Note 5). The entity has the right to manufacture and distribute a camera stabilizer to be used in marine filming. In connection with the acquisition, the Company made an initial payment of $25,000 and a subsequent payment of $25,000 which was returned to the Company due to a dispute regarding the terms of the transaction among the parties as set forth in the agreement. The parties have attempted to resolve the dispute and there are no assurances that the dispute can be resolved. Pursuant to such dispute Jordan Klein Sr. and Jordan Klein Jr. resigned from the Board of Directors in February 2004. Litigation has been initiated by the Kleins in April 2004 but the outcome of such litigation cannot be determined at this time.


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


              In April 2004, the Company entered into a settlement agreement with Delta Dade Recycling Corp. ("DD")In consideration of the Company dismissing DD and all other named defendants (with the exception of Peerless-Dade), from the pending lawsuit, DD as operator of the recycling facility, has assigned its interest in the Amended Operation Agreement dated December 22, 1998 to the Company ("the Assignment"). In December 2003, DD exercised the first of its four one year options to operate the recycling center. It did not, however, exercise the five year option to purchase the recycling center from the Company. That option expired in December 2003. The Company is receiving from DD a front-end loader, the value of which is carried on the books of DD at $60,000.

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


         In consideration of the Company dismissing Delta Dade and all other named defendants (with the exception of Peerless-Dade), from the pending lawsuit, Delta Dade, as operator of the recycling facility, has assigned its interest in the Amended Operation Agreement dated December 22, 1998 to the Company (the "Assignment"). In December 2003, Delta Dade exercised the first of its four, one-year options to operate the recycling center. It did not, however, exercise the five year option to purchase the recycling center from the Company. That option expired in December 2003. As a result of the Assignment, the Company applied to the Florida Department of Environmental Regulation (DERM) for the assignment of Delta Dade's license to operate the recycling facility to the Company which is currently pending. The Company anticipated operating the facility upon assignment of the license but has been hindered by the litigation with Southern Waste Systems (SWS) as described below. The Company expects, assuming a favorable outcome in the litigation with SWS, as to which no assurances can be given, to earn the operator's share of the revenues provided under the terms of the Amended Operation Agreement. These revenues are expected to provide the Company with additional working capital and funding for possible business ventures. No assurances are given that the Assignment will produce sufficient revenues to meet the Company's cash flow requirements. In addition, the Company is receiving from Delta Dade a front-end loader, the value of which is carried on the books of Delta Dade at $60,000. This equipment will enable the Company to accept materials at an average rate of $8.50 to $17 per yard, that the Company will then remove to land fills at a cost to the Company of $6.00 per yard.

          The Company is a defendant in a lawsuit instituted by SWS in February 2004 for payment of recycling related fees allegedly due SWS which are being held by the Company. Under the terms of its agreement with SWS for sale of the recycling center dated April 23, 2003, the Company has the right to rescind the purchase upon payment to SWS of $850,000. The Company has exercised its rescission right and is the fee simple owner of the recycling center as of April 20, 2004 and has all rights of possession. Officers and employees of SWS have physically prevented the Company from operating the recycling center since mid-April 2004 by blocking the entrance and denying access to the facility. On May 19, 2004, a hearing was held before a special master seeking a temporary restraining order against these individuals so that the Company can have access to and continue the business at the recycling center. The temporary restraining order was denied but the entire matter before the court will be heard by the special master on July 9, 2004 with a final ruling expected soon thereafter. The assignment of the operator's license to the Company by DERM will be determined pending the outcome of the litigation. There are no assurances given that the Company will prevail in the litigation.


        The acquisition of any other assets by the Company will require the expenditure of cash and/or the issuance of restricted securities. The Company does not currently have and may not have all of the cash that may be necessary to fund any such acquisition and will be required to rely on the sale of its securities, the success of which cannot be assured.

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


          The Company entered into an agreement to acquire 100% of the capital stock of Mako Products, Inc., a Florida corporation, in September 2003. Mako Products owns certain intellectual property rights for the manufacture and distribution of a marine camera stabilizing device. Mako Products, Inc. is 100% owned by Jordan Klein, Sr. and Jordan Klein, Jr., directors of the Company who resigned from the Board of Directors in February 2004. The agreement provides for the payment of royalties, among other consideration, to Jordan Klein, Sr., Jordan Klein, Jr. and to unaffiliated parties based upon revenue received from the rental and/or sale of the stabilizer. In connection with the acquisition, the Company made an initial payment in September, 2003 of $25,000 and a subsequent payment in October, 2003 of $25,000, which October payment was returned to the Company due to a subsequent dispute among the parties regarding the terms of the transaction as set forth in the September 22, 2003 agreement. The $25,000 initial payment of the purchase price is reflected in "Other Assets". Management believes that this initial payment is refundable if the acquisition agreement is terminated. Although the acquisition has not occurred or been consummated as of the balance sheet date, management does not believe that the agreement is terminated although the Kleins resigned from the Board of Directors in February 2004. The parties have attempted to resolve their differences but have been able to do so as of the date hereof. The Company's Board of Directors is considering its legal remedies, including the possible initiation of litigation, which may seek to enforce the terms of the agreement. The outcome of any litigation which may ensue cannot be determined at this time. In April 2004, the Kleins and Mako Products, Inc. instituted a lawsuit in the Circuit Court in and for Marion County, Florida against the Company and Leo Greenfield seeking a declaratory judgment and an injunction, and alleging constructive fraud, fraudulent misrepresentation, violation of the Florida Securities Investor Protection Act, unjust enrichment and demanding payment on a promissory note. The Company and Mr. Greenfield filed a Motion to Dismiss for improper venue of the action in Marion County, Florida as the September 2003 agreement provides for venue to be in Miami-Dade County, Florida. The Motion to Dismiss is pending before the court as of the date of this report.

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


                          PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are included in this filing:


         10.1 Standby Equity Distribution Agreement dated February 12, 2004 between the Company and Cornell Capital Partners LP*

         10.2 Registration Rights Agreement dated February 12, 2004 between the Company and Cornell Capital Partners LP*

         10.3 Escrow Agreement dated February 12, 2004 among the Company, Cornell Capital Partners LP and Butler Gonzalez LLP*

         10.4 5% Convertible Debenture dated February 12, 2004 issued by the Company to Cornell Capital Partners LP*

         10.5 Placement Agent Agreement dated February 12, 2004 among the Company, NT Capital Equities, Ltd. and Cornell Capital Partners LP*

         10.6 Assignment of Amended Operation Agreement dated April 14, 2004 between the Company and Delta Dade Recycling Corporation*


         31.1     Section 302 Certification

         32.1     Section 906 Certification


----------
* Included as an exhibit and incorporated by reference to the Company's Form 10-QSB filed on April 19, 2004.


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



31.1     Section 302 Certification

32.2     Section 906 Certification