Form 10KSB
period 2004-05-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2005-12-14
CIK 1064270

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934:

         For the fiscal year ended  May 31, 2004
                                    ------------

[ ]      TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _______

                                     0-27539
                                     -------
                             Commission File Number

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                              65-0574760
          -------                                              ----------
(State or other jurisdiction                                  (IRS Employer
      of Incorporation)                                   Identification Number)

           11601 BISCAYNE BOULEVARD, SUITE 201, MIAMI, FLORIDA 33181
           ---------------------------------------------------------
                    (Address of principal executive offices)

                                  305-893-9270
                                  ------------
                         (Registrant's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year:   $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $998,525 at November 30, 2005 based on the average bid and ask price on that date.

The number of shares outstanding of each of the Issuer's classes of common equity: 8,717,328 at November 30, 2005

                      DOCUMENTS INCORPORATED BY REFERENCE:
There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other statements issued or made from time to time by Distribution Management Services, Inc., a Florida corporation, contain statements which may constitute "Forward-Looking Statements" within the meaning of the Securities Act of 1933, as amended (the "Act") and the Securities Exchange Act of 1934 (the "Exchange Act") by the Private Securities Litigation Reform Act of 1995, 15 U.S.C.A. Sections 77Z-2 and 78U-5 (SUPP. 1996). Those statements include statements regarding the intent, belief or current expectations of Distribution Management and its officers/directors as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Distribution Management Services, Inc. is sometimes referred to herein as "we", "us", "our" and the "Company."

GENERAL BACKGROUND

Distribution Management Services, Inc. was incorporated in Florida on January 25, 1995. The Company was formed specifically to operate a construction and demolition recycling center. In furtherance of its business plan, the Company acquired a tract of land at 2000 N. Miami Avenue, Miami, Florida and caused same to be zoned for operation as a recycling center. The recycling center was licensed with the Florida Department of Environmental Regulation ("DERM") on July 6, 1995.

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

PRINCIPAL OPERATIONS, SERVICES AND MARKETS

Prior to being sold on July 25, 2003, the Company, through a third party operator, operated a transfer station (also referred to herein as the recycling center) at the site which provides contractors, truckers and demolition companies, under state supervision, a conveniently located facility where recyclable materials from demolition or new construction jobs can be segregated into usable or waste categories.

Based upon the ongoing litigation in connection with the recycling center, the Company decided to pursue different commercial avenues. On December 12, 2004, the Company entered into a real estate venture and acquired a contract to purchase 266 single-family residential building sites in Poinciana, Florida for the total sum of $4,655,000. The land, which is located in close proximity to Disney World in Orlando, Florida, is in an area the Company believes will appreciate in value.

The Company has completed the financing and purchase of the 266 lots at an appraised value of $9,632,000 and a current market value of approximately $14,630,000.

To date, the Company has completed the sale of eight lots for $440,000.

The Company is also looking for other new business opportunities beneficial to the Company's shareholders.

The Company also intends to produce a motion picture from one of two movie scripts previously acquired. To date, no agreements to produce the film have been entered in to, however, the Company is seeking to enter into such agreements.

COMPETITION

Our recycling center operations have been discontinued since July 2003. The Company's real estate holdings located in Central Florida are subject to competition from existing real estate holders in the area.

DEPENDENCE ON MAJOR CUSTOMER

Until the sale of the Center in July 2003, the Company's income was solely dependent on the exclusive operator of the recycling center. Our recycling center operations have since been discontinued.

PATENTS AND PROPRIETARY RIGHTS

The Company has acquired the rights to two (2) movie scripts, each of which is copyrighted through the copyright office of the United States.

GOVERNMENTAL APPROVALS AND REGULATIONS

The development of our real estate holdings located in Central Florida is subject to local zoning regulations, none of which precludes us from selling the lots as intended.

RESEARCH AND DEVELOPMENT COSTS

The Company is not involved with any product research or development at this time.

EMPLOYEES

As of the present time the Company has no paid employees.

ITEM 2.  DESCRIPTION OF PROPERTY

Our executive offices are located at 11601 Biscayne Boulevard, 201, Miami, Florida 33181, and substantially all of its operating activities are conducted from that location which is the office of the President. During 2004, we paid $8,110 to a company affiliated to our president for the use of such space.We believe that as we expand our business we will enter into an appropriate lease agreement for such facilities as may be necessary for conducting operations. Any such lease agreement is expected to be on such terms and conditions customary for similar facilities in the Company's geographical area. Until the sale of the Center, our operations were conducted from facilities located on real property owned by the Company.

Until the sale of the Center in July 2003, the Company was the owner in fee simple of a tract of land comprising approximately 32,000 square feet located at 2000 North Miami Avenue, Miami, Florida, upon which it constructed the Center. The Center is enclosed by an 8' high concrete wall and consists of a 5,000 square foot open operations building and a 900 square foot office facility. The remaining areas of the site are appropriately paved and drained and are used as receiving areas. The improvements were financed in part by a mortgage loan from an unaffiliated third party in the aggregate amount of $375,000 which bore interest at 12% per annum payable monthly. The maturity date of the mortgage was February 1, 2001 but was extended by the lender to February 1, 2004. This property was sold by the Company to Southern Waste Systems, LTD ("Southern") in July 2003. The proceeds from the sale were used, in part, to fully satisfy the existing mortgage on the property.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to the following legal proceedings:

A lawsuit instituted by the Company and its President, Leo Greenfield, Case No. 05-14663 CA 03, pending in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida.

The action was instituted on July 20, 2005, against Eric P. Stein, City First Mortgage, MSJ Investors, LLC and Eric P. Stein Trustee of the Poinciana Trust Agreement, and arose as result of the fraudulent conduct of the Defendants in falsely attaching to certain Deed descriptions of lots conveying 30 lots owned by the Company to Eric P. Stein Trustee of the Poinciana Trust Agreement, MSJ Investors, LLC and Eric. P. Stein.

The Company is seeking recovery of the lots as well as damages and is further asserting that the false actions by the mortgagor lender employees in conveying the valuable lots to the benefit of the mortgagor constituted a bonus to the lender which has caused the mortgage by City First to be usurious and therefore subject to the provisions of Fla.Stat. 687.071 or in the alternative subject to a violation of Fla.Stat. 687.04, which provides for an award of damages of double the interest charge which would approximate two million dollars. The litigation is presently ongoing.

         b. Southern Waste Systems, Ltd. v. Distribution Management Services, Inc., Leo Greenfield and Ahrom Farache/Leo Greenfield v. Charles Gusmano, Anthony Lomangino and Sanford Pollack.

A lawsuit pending in the Circuit Court of the 11th Judicial Circuit, in and for Miami-Dade County, Florida, Case No. 05-3063 CA 01 5, wherein the company is a Defendant/Counterplaintiff and its President is a Crossplaintiff.

The Counterclaim and Crossclaim seek recovery of the recycling center or payment of $450,000, the balance due since the Company has received only $1,050,000 of the sale price of $1,500,000.

The original contract of sale provided for recovery of the property in the event of default of payment by the purchaser. Pursuant to the agreement the Company has recorded the Deed which was placed in escrow as security and is now the owner of the property subject to the final adjudication of the matter by the Court.

         c. A lawsuit instituted by the Company and its President in the Circuit Court of the 11th Judicial Circuit, in and for Miami-Dade County, Florida, Case No. 05-17984 CA for abuse of process, breach of contract and conspiracy to defraud as against Karen Thomas Christensen Trust; Quality Affordable Construction, LLC, Southwest Management Affiliates, Inc., Gerry Christensen, William Moon and Wynn Westmoreland, resulting form the filing by The Karen Thomas Christensen Trust, Quality Affordable Construction, LLC and Southwest Management Affiliates, Inc. of Case No. 2005 CA 2390, in Polk County, Florida, seeking to falsely impose upon the Company payment of interest paid by them which accrued prior to the time the Company was assigned the purchase contract of the 266 lots in Poinciana, Florida, in consideration of the Company obtaining financing for purchase of the lots.

The company fulfilled its obligations and provided the financing and it now seeks damages against the Defendants for abuse of process by the Defendants.

ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

During the fourth quarter of fiscal 2004, no matter was submitted to a vote of the security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock is traded on the OTCBB under the symbol "DMGS." The Company's common stock consists of 50,000,000 shares authorized of which, as of May 31, 2004, there were 8,204,508 shares issued and outstanding. There has been virtually no active trading in our shares. The following is the high and low prices of our stock for the last four quarters.

Quarterly Common Stock Price Ranges

         QUARTER              IN THE YEAR ENDING MAY 31, 2004
         -------              -------------------------------
                                 HIGH                 LOW
                                 ----                 ---
         First                   $1.85               $0.12
         Second                  $0.67               $0.17
         Third                   $0.19               $0.08
         Fourth                  $0.10               $0.03

HOLDERS OF COMMON STOCK

As of May 31, 2004 there were approximately 34 holders of record of the Company's common stock.

DIVIDENDS

We currently intend to retain any future earnings for use in the expansion of the business, and therefore do not intend to pay shareholder dividends. The declaration and payment of cash dividends, if any, will be at the discretion of the Board of Directors of the Company and will depend, among other things, upon our earnings, capital requirements and financial condition.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Recent issuance of unregistered securities:

During July 2003, we issued 250,000 shares of our common stock to a consultant for services rendered. The fair value of the shares issued amounted to $45,000 based on our price per share on the date of the issuance. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

During August 2003, we issued 500,000 shares of our common stock to an individual in consideration of the acquisition of the rights to two movie scripts. The fair value of the shares issued amounted to approximately $90,000 based on our price per share on the date of issuance. The securities were issued in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act and the recipients were accredited or sophisticated investors who had such knowledge and experience in business matters that they were capable of evaluating the merits and risks of the prospective investment in our securities. The recipients had access to business and financial information concerning our company.

During August 2003, we issued 2,223,228 shares of our common stock to Three G International, Inc., a company owned and controlled by our President, Leo Greenfield to satisfy amounts owed by us to him and other related parties. The fair value of the shares issued amounted $355,020 based on our price per share on the date of issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION OR PLAN OF OPERATIONS

INTRODUCTION

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

PLAN OF OPERATIONS

In July 2003, we discontinued our operations associated with the recycling center we acquired in 1999. Accordingly, all transactions associated with the recycling center have been accounted for as discontinued operations in fiscal 2004.

During December 2004, we have acquired certain real estate property located in Orlando, Florida. We have sold certain lots and intend to orderly dispose of the remaining lots at an appreciated value.

We also hold certain rights in two movie scripts which we seek to develop in motion pictures.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables owed by the purchaser of the recycling center and whether the value attributed to the movie scripts is impaired. Actual results will differ from these estimates.

RESULTS OF OPERATIONS

                                                      FOR THE YEAR ENDED        VARIATION       VARIATION
                                                            MAY 31,                 $               %
                                                  ------------------------     ------------    ------------
                                                     2004           2003       2004 VS 2003    2004 VS 2003
                                                  ---------      ---------     ------------    ------------
STATEMENTS OF OPERATIONS

Revenues:                                         $      --      $      --             --              0%

Operating expenses:
Selling, general, and administration expenses       240,712             --        240,712             NM
                                                  ---------      ---------      ---------             --

Interest Expense                                    165,981                       165,981             NM
                                                  ---------      ---------      ---------             --

Loss from continuing operations                    (406,693)            --        406,693             NM
                                                  ---------      ---------      ---------             --

Gain (loss) from discontinued operations             62,874        (86,358)       149,232             NM

Net loss                                          $(343,819)     $ (86,358)     $ 257,461             NM
                                                  =========      =========      =========             ==

----------
NM:  Not meaningful

TWELVE MONTHS ENDED MAY 31, 2004 COMPARED TO MAY 31, 2003
---------------------------------------------------------

We account for our operations related to the recycling center as discontinued operations.

Loss from continuing operations for fiscal 2004 is primarily comprised of professional fees and other operating expenses associated with the Company's efforts to develop new business ventures. Additionally, interest expense of approximately $166,000 resulting from the excess of fair value of shares issued to satisfy certain of our liabilities was recognized in fiscal 2004. No such expenses occurred during fiscal 2003 as our resources were substantially all used for the proper operation of our recycling center and we have not satisfied liabilities through the issuance of shares.

Gain from discontinued operations for fiscal 2004 included revenues of approximately $19,400, expenses of approximately $70,000, a loss on the sale of the recycling center of approximately $32,000, and the recovery of equipment of $60,000 and claims of approximately $85,000. Discontinued operations for fiscal 2003 included approximately $145,000 of revenues and $230,000 of operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2004, the Company had cash on hand of approximately $88,000.

During fiscal 2004, the Company disposed of property and equipment generating approximately $850,000. Such funds were used to repay the mortgage related to the property of $375,000, and made principal repayments of approximately $160,000 on amounts due to Double D, Inc., a company owned and controlled by our President, Mr. Greenfield. The remaining funds were used to finance our operating activities.

During fiscal 2003, we received an initial deposit of $100,000 related to the disposition of property and equipment. Such funds were used to repay approximately $69,000 on amounts due to Double D, Inc. We also incurred capital expenditures of approximately $64,000.

We own the rights to two movie scripts. We intend to finance the production costs estimated at $3,000,000 for the first of these films from the proceeds of a private offering of restricted equity securities. If we are unable to raise the requisite funding, this could have a material adverse impact on the Company's planned business and its financial condition and prevent the production of any of the films.

The sale of lots will, during the coming year, yield not less than $6,230,000. It is anticipated additional lots will be sold and the disposition proceeds will be used to acquire income-producing real estate which should result in monthly cash flows.

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

The Company currently has no paid employees. There are no present plans to hire any additional personnel in connection with the Company's planned film production. However, if operations are expanded through growth or acquisitions, the Company expects to hire personnel to meet these needs and may enter into employment agreements with its president or others to oversee its operations. The number of employees which may be hired will be determined by the expansion of the Company's present business or into other business ventures. The number of employees actually hired will be based on the Company's ability to support the increased cost through cash flow generated by such business.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We do not expect the adoption of this statement will have a material impact on our financial conditions or results of operations.

In November 2004, Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in our first quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 24, 2005, the Company filed a report on Form 8-K reporting the resignation of Berkovits Lago & Company, LLP, as the Company's independent auditors. On September 16, 2005, the Company filed another report on Form 8-K to report the engagement of Sherb & Co., LLP as the Company's independent certified public accountants. The Board of Directors approved of both of these actions.

During the most recent fiscal years and through the date of the resignation, there were no disagreements over accounting matters, financial disclosures or any other limitations on the scope or procedures which disagreements, if not resolved to the satisfaction of Berkovits Lago, would have caused it to make reference to the subject matter of the disagreements in conjunction with its reports, and there were no reportable events as described in Item 304(a)(1)(ii),(iv)A, B of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

The Company has set up disclosures, control and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Act of 1934, as amended, is recorded, processed, summarized, and reported within the specified time period. At the end of the period covered by this report, the Company's CEO and CFO have evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's CEO and CFO concluded that the Company's controls and procedures are effective as of the end of the period covered by this report.

There were no changes in the Company's internal controls and financial reporting that occurred in the Company's most recent fiscal quarter, that had materially affected or was reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the information regarding our executive officers and directors as of the date of this filing:

         NAME                              AGE       TITLE
         ----                              ---       -----
         Leo Greenfield                     81       President and Director
         Barbara Greenfield                 67       Vice President and Director
         Maria Elena Lopez de Mendoza       65       Secretary and Director

The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected and qualified. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and subject to employment agreements, if any, approved and ratified by the Board. The Company did not hold an annual meeting in the fiscal year ended May 31, 2004.

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

IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

None

FAMILY RELATIONSHIPS

Leo Greenfield and Barbara Greenfield, President/Director and Vice President/Director of the Company, respectively, have been married since 1959. No other family relationship exists between the officers or any other person who may be selected as a director or executive officer of the Company.

The directors hold office until the next annual meeting of the shareholders and until their successor(s) have been duly elected or qualified.

None of the officers or directors have been subject to bankruptcy, receivership or convicted in any criminal proceedings subject to any criminal proceedings, have been subject to an order, judgment or decree that would otherwise limit their involvement in any type of business, securities or banking activities, and has never been found by a court of competent jurisdiction, or any regulatory agency, to have violated any securities or commodity laws.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% percent of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending May 31, 2004, Form 5 reports were not timely filed by Leo Greenfield, the Company's President, CEO and Director

CODE OF ETHICS

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

SUMMARY COMPENSATION TABLE.
--------------------------

The following table reflects all forms of compensation ending May 31, 2004:

                                           SUMMARY COMPENSATION TABLE

                                                                    LONG TERM COMPENSATION
                                                            ----------------------------------------
                                 ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                           ------------------------------   ----------------------------- -------
                                                 OTHER      RESTRICTED     SECURITIES     LTIP        ALL OTHER
     NAME AND       FISCAL SALARY    BONUS      ANNUAL         STOCK       UNDERLYING     PAYOUTS    COMPENSATION
PRINCIPLE POSITION  YEAR     ($)      ($)    COMPENSATION    AWARD(S)($)  OPTIONS/SARS(#)   ($)         ($)
------------------  ------ ------    -----   ------------   ------------  --------------- -------    ------------
Leo Greenfield,
President, CEO,     2004   21,000    None        None          None           None          None         None
Director

Barbara
Greenfield, VP,     2004    None     None        None          None           None          None         None
Director

Maria Elena Lopez
de Mendosa,         2004    None     None        None          None           None          None         None
Secretary

OPTIONS GRANTED IN THE LAST FISCAL YEAR

At the end of fiscal year ending May 31, 2004, no executive officer or director were granted option to purchase shares of common stock.

FISCAL YEAR-END OPTION VALUES

During the fiscal year ending May 31, 2004, no executive officer or director exercised any options to purchase shares of common stock, and as of May 31, 2004, no executive, officer or director possessed any options to purchase shares of common stock.

DIRECTORS REMUNERATION

As of May 31, 2004, directors were not paid a fee for serving on the board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table set forth as May 31, 2004, information with respect to (a) each person, (including "group") as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and (b) the number or percentage of the Company's common stock owned by each of the directors and the executive officers named in the Summary Compensation Table above, and all of the directors and executive officers of the company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the Company's common capital stock as of the date of this memorandum by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company's capital common stock (ii) existing shareholders, (iii) and all others as a group.

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                                  AMOUNT AND           PERCENT
  TITLE OF                                                                        NATURE OF               OF
   CLASS                  NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNER     OWNERSHIP (1)
----------    ----------------------------------------------------------       ----------------     -------------
Common        Fidra Holdings
              Cable Beach Ct., Suite 1, West Bay Street, Nassau, Bahamas            824,500              9.5%

(b)  SECURITY OWNERSHIP OF MANAGEMENT

                                                                                  AMOUNT AND           PERCENT
  TITLE OF                                                                        NATURE OF               OF
   CLASS                  NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNER     OWNERSHIP (1)
----------    ----------------------------------------------------------       ----------------     -------------
Common        Double D, Inc. (2)
              1721 Trafalgar Circle, Hollywood, FL 33069                          1,200,000             13.8%

Common        Three G International, Inc. (3)
              11601 Biscayne Blvd., Suite 201, Miami,  FL 33181                   2,223,228             25.5%

Common        Leo Greenfield (2)(3)
              11601 Biscayne Blvd., Suite 201, Miami, FL 33181                    3,423,228             39.3%

Common        Barbara Greenfield (2)(3)
              11601 Biscayne Blvd., Suite 201, Miami, FL 33181                    1,200,000             13.8%

Common        Maria Elena Lopez de Mendoza (3)
              11601 Biscayne Blvd., Suite 201, Miami, FL 33181                      100,000             11.5%

----------
(1) All percentages are calculated based upon 8,717,328 shares issued and outstanding as of September 30, 2005.

(2) Double D, Inc. is a Florida corporation. One hundred percent (100%) of the common stock of Double D, Inc. is owned by Barbara Greenfield, Vice President and a Director of the Company, and Leo Greenfield, President of the Company. For the purpose of Rule 13(d), Mr. Greenfield claims beneficial ownership of these shares with Barbara Greenfield, his wife.

(3) Three G International, Inc., a Florida corporation owned and controlled by Mr. Greenfield, acquired 2,223,228 shares of the Company's restricted common stock upon conversion of (i) accrued unpaid interest of $99,546 on Mr. Greenfield's and related parties' outstanding loans to the Company as of May 31, 2003, (ii) $100,000 principal amount of interest on certain loans payable to Mr. Greenfield and related parties. The conversion was at $.16 per share based upon the closing price of a share of common stock on the date of issuance. For the purposes of Rule 13(d), Mr. Greenfield claims beneficial ownership of these shares and Barbara Greenfield, his wife, disclaims beneficial ownership of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

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

         (iv) In July 2003, upon the approval of the Board of Directors, the Company converted $100,000 of the principal amount due under the loans listed in (i), (ii) and (iii) above and all accrued unpaid interest on all of such loans in the sum of $99,546 as of May 31, 2003 into 1,534,969 shares of the Company's restricted common stock. The conversion was at $.16 per share based upon the closing price of a share of common stock on the date of issuance of the shares. The shares were issued to Three G International, Inc., a company owned and controlled by Mr. Greenfield.

ITEM 13. EXHIBITS

Exhibits and reports on Form 10-KSB.

         a)  The exhibits included in this report are indicated below.

         EXHIBIT NO.      DESCRIPTION OF EXHIBIT
         -----------      ----------------------
         3.1              Articles of incorporation (1)
         3.2              Bylaws (1)
         3.3              Articles of Amendment to Articles of Incorporation (1)
         14.1             Code of Ethics
         23.1             Consent of Berkovits, Lago & Company, LLP
         31               Rule 13a-14(a)/15d-14a(a) Certification
         32               Section 1350 Certification
----------
1.  Incorporated by reference to Form 10-SB filed December 8, 1999.
2.  Incorporated by reference to Form 10-KSB filed May 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Disclose, under the caption Audit Fees, the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q (17 CFR 249.308a) or 10-QSB (17 CFR 249.3086b)
         or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

                  Approximately $3,500 for auditing fees for one year, and $2,000 for review of financial statements.

2. Disclose, under the caption Audit-Related Fees, the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9 (e)(1) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

                  $0

3. Disclose, under the caption Tax Fees, the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

                  $0

4. Disclose, under the caption All Other Fees, the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A. Registrants shall describe the nature of the services comprising the fees disclosed under this category.

                  For the years ending May 31, 2003 and May 31, 2004 for products and services provided by the principal accountant other than services reported in items 9(e) 1 through 9(e)(1) of Schedule 14 A are $0.

There is no audit committee at present.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DISTRIBUTION MANAGEMENT SERVICES, INC.

Date: December 14, 2005                 By: /s/ Leo Greenfield
                                          --------------------------------------
                                          Leo Greenfield
                                          Chief Executive Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.


Date: December 14, 2005                 By: /s/ Leo Greenfield
                                          --------------------------------------
                                          Leo Greenfield
                                          Chief Executive Officer, Director
                                          (Principal Executive Officer and
                                          Principal Financial and
                                          Accounting Officer)


Date: December 14, 2005                 By: /s/ Barbara Greenfield
                                          --------------------------------------
                                          Barbara Greenfield
                                          Vice President and Director

                      DISTRIBUTION MANAGEMENT SERVICES, INC
                              FINANCIAL STATEMENTS
                                  MAY 31, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Distribution Management Services, Inc.

We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of Distribution Management Services, Inc.(the Company) for the year ended May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Distribution Management Services Inc. for the year ended May 31, 2003, in conformity with United States generally accepted accounting principles.

At May 31, 2003, the Company's dependence on outside financing, lack of sufficient working capital, recurring losses from operations and the discontinued operations raised substantial doubt about the Company's ability to continue as a going concern. The 2003 financial statements were prepared assuming the Company would continue as a going concern and did not include any adjustments that might have resulted from the outcome of the above uncertainty.

Subsequent to the issuance of the Company's initial May 31, 2003 financial statements and our report thereon dated August 27, 2003, management became aware that the amounts assigned to the movie scripts acquired did not reflect market value at the time of acquisition. In our initial report we expressed an unqualified opinion on the fiscal 2003 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

BERKOVITS, LAGO & COMPANY, LLP

Ft. Lauderdale, Florida
August 27, 2003, except as to
the last paragraph above which
is as of  May 21, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Distribution Management Services, Inc.


We have audited the accompanying balance sheet of Distribution Management Services, Inc. as of May 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the year ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Distribution Management Services, Inc. as of May 31, 2004, and the results of their operations and their cash flows for the year ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



                                                  /s/Sherb & Co., LLP
                                                  Certified Public Accountants

Boca Raton, FL
November 30, 2005

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                                  BALANCE SHEET
                                  MAY 31, 2004

                        ASSETS
Current Assets:
  Cash                                                           $    87,181
                                                                 -----------
     Total current assets                                             87,181

  Property and equipment                                               1,500
  Equipment held for sale                                             60,000

Other assets:
  Movie rights                                                        90,000
  Other                                                                6,000
                                                                 -----------
    Total other assets                                                96,000
                                                                 -----------
     Total assets                                                $   244,681
                                                                 ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                          $    20,899
  Loan payable-related party                                           1,647
  Convertible debenture                                               20,000
                                                                 -----------
    Total current liabilities                                         42,546
                                                                 -----------
     Total liabilities                                                42,546
                                                                 -----------
Stockholders' Equity:
  Common stock; $0.001 par value,
    50,000,000 shares authorized,
    8,204,508 issued and outstanding                                   8,204
  Additional paid-in capital                                       1,582,572
  Subscription receivable                                             (3,600)
  Deferred compensation                                              (31,250)
Accumulated deficit                                               (1,353,791)
                                                                 -----------
  Total stockholders' equity                                         202,135
                                                                 -----------
     Total liabilities and stockholders' equity                  $   244,681
                                                                 ===========

                       See Notes to Financial Statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            STATEMENTS OF OPERATIONS

                                                       FOR THE YEAR ENDED
                                                             MAY 31,
                                                  ----------------------------
                                                      2004             2003
                                                  -----------      -----------

Revenues                                          $        --      $        --

Operating expenses:
Selling, general, and administration expenses         240,712               --
                                                  -----------      -----------

Interest Expense                                      165,981
                                                  -----------      -----------

Loss from continuing operations                      (406,693)              --
                                                  -----------      -----------

Gain (loss) from discontinued operations               62,874          (86,358)

Net loss                                          $  (343,819)     $   (86,358)
                                                  ===========      ===========

Basic and diluted earnings (loss)
  per common share from
  discontinued operations                         $      0.01      $     (0.02)
                                                  ===========      ===========

Basic and diluted loss
  per common share from
  continuing operations                           $     (0.05)     $        --
                                                  ===========      ===========

Basic and diluted weighted average
  shares outstanding                                7,704,751        5,231,280
                                                  ===========      ===========

                       See Notes to Financial Statements.

                      DISTRIBUTION MANAGEMENT SERVICES, INC
                STATEMENT OF CHANGES IN THE STOCKHOLDERS' EQUITY
                        FROM JUNE 1, 2002 TO MAY 31, 2004

                          COMMON STOCK           ADDITIONAL         STOCK
                   -------------------------       PAID-IN       SUBSCRIPTION      DEFERRED        ACCUMULATED
                     SHARES         AMOUNT         CAPITAL        RECEIVABLE     COMPENSATION        DEFICIT           TOTAL
                   ---------     -----------     -----------     ------------    ------------      -----------      -----------
Balance,
  June 1, 2002     5,231,280     $     5,231     $ 1,075,581     $    (3,600)     $        --      $  (923,614)     $   153,598

Contributed
  services
  and rent                --              --          19,944              --               --               --           19,944

Shares of
  common stock
  to be issued
  for movie rights        --              --          89,500             500               --               --           90,000

Net loss                  --              --              --              --               --          (86,358)         (86,358)
                   ---------     -----------     -----------     -----------      -----------      -----------      -----------

Balance,
  May 31, 2003     5,231,280           5,231       1,185,025          (3,100)              --       (1,009,972)         177,184

Issuance of
  shares for
  movie rights       500,000             500              --            (500)              --               --               --

Issuance of
  shares for
  services           250,000             250          44,750              --          (45,000)              --               --

Issuance of
  shares to
  satisfy loans
  payable-related
  parties          2,223,228           2,223         352,797              --               --               --          355,020

Amortization of
  deferred
  compensation            --              --              --              --           13,750               --           13,750

Net loss                  --              --              --              --               --         (343,819)        (343,819)
                   ---------     -----------     -----------     -----------      -----------      -----------      -----------
Balance,
  May 31, 2004     8,204,508     $     8,204     $ 1,582,572     $    (3,600)     $   (31,250)     $(1,353,791)     $   202,135
                  ==========     ===========     ===========     ===========      ===========      ===========      ===========

                       See Notes to Financial Statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                      FOR THE YEAR ENDED
                                                           MAY 31,
                                                  -------------------------
                                                     2004            2003
                                                  ---------       ---------

Cash flows from operating activities:
Loss from continuing operations                   $(406,693)      $      --
Adjustments to reconcile
  net income to net cash provided by
  (used in) operating activities:
  Amortization of deferred compensation              13,750              --
  Excess of fair value of shares
    issued in settlement of liabilities             155,474              --
Changes in operating assets and liabilities:
  Other assets                                       (6,000)             --
  Accounts payable and accrued expenses                  (5)             --
                                                  ---------       ---------
                                                   (243,474)             --

Gain (loss) from discontinued operations:            62,874         (86,358)
  Depreciation                                           --          20,799
  Contribution of services and rent                      --          19,944
  Value of equipment received
    in settlement of lawsuit                        (60,000)             --
  Decrease in assets of
    discontinued operations                          11,518          54,560
  Increase in liabilities of
    discontinued operations                              --         125,042
                                                  ---------       ---------
                                                     14,392         133,987
                                                  ---------       ---------
Net cash provided by
  (used in) operating activities                   (229,082)        133,987

Cash flows from investing activity:
  Net proceeds from disposition
    of property and equipment                       848,646              --
  Purchases of property and equipment                    --         (63,593)
                                                  ---------       ---------

Net cash provided by
  (used in) investing activity                      848,646         (63,593)
                                                  ---------       ---------

Cash flows from financing activities:

  Principal repayments on
    loan payable-related party                     (159,945)        (69,170)
  Principal repayments on mortgage                 (375,000)             --
                                                  ---------       ---------

Net cash (used in)
  provided by financing activities                 (534,945)        (69,170)
                                                  ---------       ---------

 Net increase in cash                                84,619           1,224

Cash, beginning of year                               2,562           1,338
                                                  ---------       ---------

Cash, end of year                                 $  87,181       $   2,562
                                                  =========       =========

Supplemental disclosures
  of cash flow information:
     Cash paid for taxes                          $      --       $      --
                                                  =========       =========

     Cash paid for interest                       $      --       $      --
                                                  =========       =========
Supplemental disclosures
  for non-cash investing and
  financing activities:

Issuance of shares for movie rights with
  corresponding decrease of $500 in stock
  subscription receivable and
  increase of $89,500 in additional
  paid-in capital                                 $      --       $  90,000
                                                  =========       =========
Issuance of shares for services                   $  45,000       $      --
                                                  =========       =========
Issuance of shares to
  satisfy amounts on
  loans payable-related party                     $ 199,546       $      --
                                                  =========       =========

                       See Notes to Financial Statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2004

NOTE 1 - NATURE OF OPERATIONS AND DISCONTINUED OPERATIONS

Distribution Management Services, Inc. (the Company) was incorporated in the State of Florida on January 25, 1995. The Company was initially organized for the purpose of operating a transfer station for recycling of construction and demolition materials in Miami, Florida. In April 2003, the Company entered into a contract to sell its recycling center. The closing of this transaction occurred on July 25, 2003.

On May 23, 2003, the Company acquired the rights, title and interest to two (2) full-length motion picture scripts. It is the Company's intention to produce, market and distribute one or both of these scripts as full-length motion pictures. The Company has been in the process of re-writing the scripts and is in the process of procuring the funding to commence production.

On December 12, 2004, the Company acquired 266 single-family residential building sites located in Central Florida for the total sum of $4,655,000. The Company financed this acquisition by securing a mortgage on the property of approximately $4.7 million. The Company intends to orderly dispose of such sites.

Loss from continuing operations for fiscal 2004 is primarily comprised of professional fees and other operating expenses associated with the Company's efforts to develop new business ventures.

Gain from discontinued operations for fiscal 2004 included revenues of approximately $19,400, expenses of approximately $70,000, a loss on the sale of the recycling center of approximately $32,000, and the recovery of equipment of $60,000 and claims of approximately $85,000. Discontinued operations for fiscal 2003 included approximately $145,000 of revenues and $230,000 of expenses.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During fiscal 2004, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts payable and accrued expenses, and convertible debenture approximate their fair value due to their short-term maturities.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

INCOME TAXES

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the realization of receivables owed by the purchaser of the recycling center and whether the value attributed to the movie scripts is impaired. Actual results will differ from these estimates.

BASIC AND DILUTED EARNINGS PER SHARE

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. The outstanding shares issuable upon conversion of the convertible promissory notes at May 31, 2004 are excluded from the loss per share computation for the respective periods due to their antidilutive effect.

SEGMENT REPORTING

The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At May 31, 2004, the Company believes that there has been no impairment of its long-lived assets.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

RECENT PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in our first quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

In April 2005, the Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RECLASSIFICATIONS

Certain Reclassifications of the prior years' financial statements have been made to conform to the current year's presentation.

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

On September 22, 2003, the Company entered into an agreement to buy 100% of an entity controlled by the individuals who sold the Company the rights to the movie scripts. These individuals were also directors of the Company. The entity has the right to manufacture and distribute a camera stabilizer to be used in marine filming. In connection with the acquisition, the Company made an initial payment of $25,000 and a subsequent payment of $25,000 which was returned to the Company due to a dispute regarding the terms of the transaction among the parties as set forth in the agreement. The parties have attempted to resolve the dispute and there are no assurances that the dispute can be resolved. Pursuant to such dispute Jordan Klein Sr. and Jordan Klein Jr. resigned from the Board of Directors in February 2004. Litigation has been initiated by the Kleins in April 2004 but the outcome of such litigation cannot be determined at this time.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

During fiscal 2004, the Company entered into a settlement agreement with Delta Dade Recycling Corp. ("DD"). In consideration of the Company dismissing DD and all other named defendants (with the exception of Peerless-Dade), from the pending lawsuit, DD as operator of the recycling facility, has assigned its interest in the Amended Operation Agreement dated December 22, 1998 to the Company ("the Assignment"). In December 2003, DD exercised the first of its four one year options to operate the recycling center. It did not, however, exercise the five year option to purchase the recycling center from the Company. That option expired in December 2003. The Company received from DD equipment with a carrying value of $60,000, which is included in its equipment held for sale at May 31, 2004. The Company intends to dispose of the property and equipment.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2004

NOTE 3 - RELATED PARTY TRANSACTIONS

During fiscal 2004, the Company satisfied approximately $362,000 payable to its Chief executive officer, in consideration of $162,000 and the Company's issuance of 2,223,228 shares of its common stock valued at approximately $355,000. The shares were issued to an entity owned and controlled by the Company's chief executive officer. The fair value of the shares was based upon the Company's closing price per share at the date the transaction was consummated. The excess of the fair value of the consideration over the amounts due to its chief executive officer, which amounted to approximately $166,000 has been recorded as interest expense. The Company still owes approximately $2,000 and the amount due is non-interest bearing and payable on demand.

Additionally the Company is leasing its office space from a company owned by our chief executive officer for approximately $8,000 during fiscal 2004. The Company paid $8,000 pursuant to the leasing arrangement.

NOTE 4 - LITIGATIONS

The purchaser of the recycling center claims that the Company and its chief executive officer owes them approximately $25,000 pursuant to the sale agreement. The Company counterclaims the recovery of the recycling center or the receipt of the balance due under the initial sale contract of $450,000. The Company has provided for a full valuation on the receivable of $450,000 due from the purchaser. Management cannot predict the outcome of such litigation at this time but it believes that it will not have a significant impact of its financial statements.

NOTE 5 - STOCKHOLDERS' EQUITY

On May 30, 2003, the Company entered into an agreement with two individuals to purchase certain movie scripts that had been produced by the two individuals. As consideration for the assets, during August, 2003, the Company issued to the two individuals an aggregate of 500,000 shares of its restricted common stock and agreed to pay two (2%) percent of the gross proceeds received by the Registrant, if any, from the marketing and distribution of the assets. The two individuals were also appointed to the Company's Board of Directors but resigned their positions in February 2004.

In July 2003, an investment consulting service provider and one of its officers received 250,000 shares of the Company's restricted common stock as payment for investment consulting services. The fair value of the shares issued to the investment consulting service firm and its officer amounted to $45,000. The value of the shares was based upon the closing price of a share of common stock at the date the transaction was consummated. This transaction was recorded as deferred compensation and is amortized over three years. The amortization of deferred compensation amounted to $13,750 during fiscal 2004.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2004

NOTE 6 - DEBENTURES

On February 12, 2004, the Company entered into Standby Equity Distribution Agreement for an equity line of credit (the "Equity Line of Credit") with Cornell Capital Partners, L.P., a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Pursuant to the Equity Line of Credit, in order for the Company to access the Equity Line of Credit, it must first file a registration statement with the SEC registering up to a maximum of $5 million of its common stock and the registration statement must be declared effective by the SEC. The Company is no longer seeking the effectiveness of its registration statement and has no further obligation related to its Equity Line of Credit.

In addition, the Company engaged a broker-dealer to advise it in connection with the Equity Line of Credit. For its services, in March, 2004 TN Capital Equities, Ltd. received 117,647 shares of the Company's common stock equal to approximately $10,000 based on the Company's stock price on March 1, 2004. In March 2004, the Company also issued an aggregate of 88,235 shares to counsel for Cornell Capital's for legal services provided in connection with the transaction on the same basis as the shares issued to TN Capital Equities. The Company has rescinded the issuance of these shares based on non-performance of the broker-dealer and Cornell Capital's counsel.

NOTE 7 - CONVERTIBLE DEBENTURE

The terms of the convertible debenture outstanding at May 31, 2004 are as follows:

$20,000 convertible debenture, bearing interest at 6% per annum, payable at the Company's option at any time or convertible through April 2002 at the holders' option in 100,000 shares of the Company's common stock. The convertible debenture is payable on demand and is unsecured.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2004

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of May 31, 2004, are as follows:

Deferred tax assets:
Net operating loss carryforward                   $ 387,600
Less valuation allowance                           (387,600)
                                                  ---------
Total net deferred tax assets:                    $      --
                                                  =========

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 387,600 at May 31, 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during fiscal 2004 and 2003 was an increase of approximately $88,000 and $0, respectively.

As of May 31, 2004, the Company had a net operating loss carryforward amounting to approximately $969,000 for U.S. tax purposes that expire in various amounts through 2017.

The federal statutory tax rate reconciled to the effective tax rate during fiscal 2004 and 2003, respectively, is as follows:

                                            2004              2003
                                           -----             ------
Tax at U.S Statutory Rate:                  35.0%             35.0%
State tax rate, net of federal benefits      5.0               5.0
Change in valuation allowance              (40.0)            (40.0)
                                           -----             -----
Effective tax rate                           0.0%              0.0%
                                           =====             =====

NOTE 9 - SUBSEQUENT EVENT

On December 12, 2004, the Company acquired 266 single-family residential building sites located in Central Florida for the total sum of $4,655,000. The Company financed this acquisition by securing a mortgage on the property of approximately $4.7 million. The Company intends to orderly dispose of such sites.