Form 10QSB
period 2004-08-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2006-01-13
CIK 1064270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

Form 10-QSB

———————

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended August 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from _______ to _______

Commission File Number:  0-27539

———————

Distribution Management Services, Inc.

(Exact name of small business issuer as specified in charter)

———————

Florida	65-0574760
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11601 Biscayne Boulevard, Suite 201

Miami, Florida 33181

(Address of principal executive offices)

(305) 893-9270

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: At January 10, 2006, there were 8,717,328 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one) Yes  ☐ No  ☒

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “project,” “contemplate,” “would,” “should,” “could,” or “may.” With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

PART I - FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements

DISTRIBUTION MANAGEMENT SERVICES, INC.

BALANCE SHEET

August 31, 2004

(Unaudited)

ASSETS
Current Assets:
Cash	$975
Note receivable, including accrued interest of $88	25,088
Total current assets	26,063

Property and equipment	1,500
Equipment held for sale	60,000

Other assets:
Movie rights	90,000

Total assets	$177,563

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$21,339
Loan payable-related party	9,547
Note payable	25,000
Convertible debenture	20,000
Total current liabilities	75,886

Stockholders' Equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,717,328 issued and outstanding	8,717
Additional paid-in capital	1,607,700
Subscription receivable	(3,600)
Deferred compensation	(24,445)
Accumulated deficit	(1,486,695)
Total stockholders' equity	101,677

Total liabilities and stockholders’ equity	$177,563

See Notes to Unaudited Financial Statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three-month periods ended August 31,
	2004	2003

Revenues	$—	$—

Operating expenses:
Selling, general, and administration expenses	110,800	16,414

Interest expense	351	—

Loss from continuing operations	(111,151)	(16,414)

Loss from discontinued operations	(21,753)	(31,116)

Net loss	$(132,904)	$(47,530)

Basic and diluted earnings (loss) per common share from discontinued operations	$(0.00)	$(0.01)

Basic and diluted loss per common share from continuing operations	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	8,221,230	5,388,467

See Notes to Unaudited Financial Statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three-month periods ended August 31,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(111,151)	$(16,414)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Fair value of shares issued to investment advisor	25,641	—
Amortization of deferred compensation	6,805	—
Provision for doubtful account	6,000	—
Changes in operating assets and liabilities:
Other assets	(88)	—
Accounts payable and accrued expenses	440	—
	(72,353)	(16,414)

Loss from discontinued operations:	(21,753)	(31,116)
Decrease in assets of discontinued operations	—	11,518
Increase in liabilities of discontinued operations	—	(120,003)
	(21,753)	(139,601)
Net cash provided by (used in) operating activities	(94,106)	(156,015)

Cash flows from investing activity:
Net proceeds from disposition of property and equipment	—	950,000
Issuance of note receivable	(25,000)	—

Net cash provided by (used in) investing activity	(25,000)	950,000

Cash flows from financing activities:
Principal repayments on loan payable-related party	—	(101,200)
Increase in due to related party	7,900	—
Proceeds from issuance of note payable	25,000	—
Principal repayments on mortgage	—	(375,000)

Net cash (used in) provided by financing activities	32,900	(476,200)

Net increase in cash	(86,206)	317,785

Cash, beginning of period	87,181	2,562

Cash, end of period	$975	$320,347

Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—

Cash paid for interest	$—	$—

Supplemental disclosures for non-cash financing activity:
Issuance of shares for movie rights	$—	$90,000

See Notes to Unaudited Financial Statements.

Distribution Management Services, Inc.

Notes to the Unaudited Financial Statements

August 31, 2004

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

On May 23, 2003, the Company acquired the rights, title and interest to two (2) full-length motion picture scripts. It is the Company’s intention to produce, market and distribute one or both of these scripts as full-length motion pictures. The Company has been in the process of re-writing the scripts and is in the process of procuring the funding to commence production.

On December 12, 2004, the Company secured the acquisition of 266 single-family residential building sites in located in Central Florida for the total sum of $4,655,000, which closed in a series of closing occurring between May and July 2005. The Company financed this acquisition by securing a mortgage on the property of approximately $4.7 million. The Company intends to orderly dispose of such sites.

Loss from continuing operations for the three-month period ended August 31, 2004 and 2003 is primarily comprised of professional fees and other operating expenses associated with the Company’s efforts to develop new business ventures.

Losses from discontinued operations for the three-month period ended August 31, 2004 included expenses of approximately $22,000 associated with the recovery of the recycling center.

Loss from discontinued operations for the three-month period ended August 31, 2003 included revenues of approximately $19,400, expenses of approximately $18,500 and a loss on the sale of the recycling center of approximately $32,000.

Note 2 - Summary of Significant Accounting Policies

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash. The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. During the three-month period ended August 31, 2004, the Company has not reached bank balances exceeding the FDIC insurance limit. However, when and if it reaches bank balances exceeding the FDIC insurance limit and to reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Fair Value of Financial Instruments

The carrying value of cash, note receivable, accounts payable and accrued expenses, note payable, and convertible debenture approximate their fair value due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Distribution Management Services, Inc.

Notes to the Unaudited Financial Statements-continued

August 31, 2004

Note 2 - Summary of Significant Accounting Policies-continued

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. The outstanding shares issuable upon conversion of the convertible promissory notes at August 31, 2004 are excluded from the loss per share computation for the respective periods due to their antidilutive effect.

Segment reporting

The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company’s statements of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At August 31, 2004, the Company believes that there has been no impairment of its long-lived assets.

Recent Pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in our first quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

Distribution Management Services, Inc.

Notes to the Unaudited Financial Statements-continued

August 31, 2004

Note 2 - Summary of Significant Accounting Policies-continued

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

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

Distribution Management Services, Inc.

Notes to the Unaudited Financial Statements-continued

August 31, 2004

Note 2 - Summary of Significant Accounting Policies-continued

Property and Equipment and Equipment Held for Sale

Pursuant to a settlement agreement with Delta Dade Recycling Corp. (“DD”), the Company received certain equipment with a carrying value of $60,000, which is included in its equipment held for sale at August 31, 2004. The Company intends to dispose or lease the property and equipment.

Note 3 - Note receivable

During the three-month period ended August 31, 2004, the Company issued a note receivable for $25,000. The note bears interest at 18% per annum and is secured by certain real estate property located in Florida. The note receivable matures in May 2005.

Note 4 - Related Party Transactions

The Company owes approximately $9,500 to its chief executive officer and a related party owned by the Chief Executive officer at August 31, 2004. The amount due is non-interest bearing and payable on demand.

Additionally the Company is leasing its office space from a company owned by our chief executive officer for approximately $5,000 and $0 during the three-month periods ended August 31, 2004 and 2003, respectively. The Company paid approximately $5,000 and $0 during the three-month period ended August 31, 2004 and 2003, respectively, pursuant to the leasing arrangement

Note 5 - Litigations

The purchaser of the recycling center claims that the Company and its chief executive officer owe them approximately $25,000 pursuant to the sale agreement. The Company counterclaims the recovery of the recycling center or the receipt of the balance due under the initial sale contract of $450,000. The Company has provided for a full valuation on the receivable of $450,000 due from the purchaser. Management cannot predict the outcome of such litigation at this time but it believes that it will not have a significant impact of its financial statements.

Note 6 - Stockholders’ Equity

In July 2003, an investment consulting service provider and one of its officers received 250,000 shares of the Company’s restricted common stock as payment for investment consulting services. The fair value of the shares issued to the investment consulting service firm and its officer amounted to $40,000. The value of the shares was based upon the closing price of a share of common stock at the date the transaction was consummated. This transaction was recorded as deferred compensation and is amortized over three years. The amortization of deferred compensation amounted to approximately $7,000 and $3,000 during the three-month periods ended August 31, 2004 and 2003, respectively.

Note 7 - Debentures

On February 12, 2004, the Company entered into Standby Equity Distribution Agreement for an equity line of credit (the “Equity Line of Credit”) with Cornell Capital Partners, L.P., a private limited partnership (‘Cornell”) whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Pursuant to the Equity Line of Credit, in order for the Company to access the Equity Line of Credit, it must first file a registration statement with the SEC registering up to a maximum of $5 million of its common stock and the registration statement must be declared effective by the SEC. The Company is no longer seeking the effectiveness of its registration statement and has no further obligation related to its Equity Line of Credit.

Distribution Management Services, Inc.

Notes to the Unaudited Financial Statements-continued

August 31, 2004

Note 7 - Debentures-continued

The Company withdrew its registration statement because it believes that Cornell and or its affiliates were manipulating its stock price during the registration statement process. Pursuant to the Equity Line of Credit, Cornell was to receive a commitment fee of $190,000 issued as a convertible debenture, convertible at price equivalent of 97% of its lowest closing bid price for the three days preceding its notice of conversion. Immediately prior to the Company’s withdrawal of its registration statement, and after the Company’s refusal to honor the commitment fee based on non-performance and manipulation of the stock, the Company’ stock transfer agent issued to Cornell 512,820 shares of the Company’s common stock without restrictive legend. Such shares were never registered and the Company disputes its issuance. The Company has since dismissed its stock transfer agent. For financial reporting purposes, the Company recorded a charge of approximately $25,000 as selling, general, and administrative expenses to reflect the issuance of such shares. The issuance of the shares was recorded at the fair value of the shares at their issuance date. The Company intends to recover the physical stock certificate to properly cancel the wrongly issued shares.

In addition, the Company engaged a broker-dealer to advise it in connection with the Equity Line of Credit. For its services, in March, 2004 TN Capital Equities, Ltd. received 117,647 shares of the Company’s common stock equal to approximately $10,000 based on the Company’s stock price on March 1, 2004. In March 2004, the Company also issued an aggregate of 88,235 shares to counsel for Cornell Capital’s for legal services provided in connection with the transaction on the same basis as the shares issued to TN Capital Equities. The Company has rescinded the issuance of these shares based on non-performance of the broker-dealer and Cornell Capital’s counsel.

Note 8 - Convertible Debenture and Note Payable

The terms of the convertible debenture and note payable outstanding at August 31, 2004 are as follows:

$20,000 convertible debenture, bearing interest at 6% per annum, payable at the Company’s option at any time or convertible through April 2002 at the holders’ option in 100,000 shares of the Company’s common stock. The convertible debenture is payable on demand and is unsecured.

$25,000 note payable, bearing interest at 10%, through February 2005 and 18% thereafter, payable in February 2005, secured by the Company’s equipment for sale and certain real estate property located in Florida which is owned by an affiliate controlled by the Company’s chief executive officer.

Note 9 - Subsequent Event

On December 12, 2004, the Company secured the acquisition of 266 single-family residential building sites in located in Central Florida for the total sum of $4,655,000, which closed in a series of closing occurring between May and July 2005. The Company financed this acquisition by securing a mortgage on the property of approximately $4.7 million. The Company intends to orderly dispose of such sites.

Item 2.

Management’s Discussion and Analysis Or Plan Of Operation

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

Results of Operations

STATEMENTS OF OPERATIONS

	For the three-month periods ended August 31,		Variation $	Variation %
	2004	2003	2004 vs 2003	2004 vs 2003
Revenues:	$—	$—	$—	0%
Operating expenses:
Selling, general, and administration expenses	110,800	16,414	94,386	NM
Interest Expense	351	—	351	NM
Loss from continuing operations	(111,151)	(16,414)	94,737	NM
Loss from discontinued operations	(21,753)	(86,358)	(64,605)	75%
Net loss	$(132,904)	$(86,358)	$46,546	-54%

———————

NM:  Not meaningful

Three Months Ended August 31, 2004 compared to August 31, 2003

We account for our operations related to the recycling center as discontinued operations.

Loss from continuing operations for the three-months ended August 31, 2004 and August 31, 2003 is primarily comprised of professional fees and other operating expenses associated with the Company’s efforts to develop new business ventures as well as a charge of approximately $25,000 amounting to the fair value of 512,820 unregistered shares wrongly issued to Cornell in connection with the Equity Line of Credit. The increase in operating expenses, and accordingly, the loss from continuing operations, results primarily from an increase in resources the Company is using to develop new business ventures.

Losses from discontinued operations for the three-month period ended August 31, 2004 included expenses of approximately $22,000 associated with the recovery of the recycling center.

Loss from discontinued operations for the three-month period ended August 31, 2003 included revenues of approximately $19,400, expenses of approximately $18,500 and a loss on the sale of the recycling center of approximately $32,000.

Liquidity and Capital Resources

As of August 31, 2004, the Company had cash on hand of approximately $1,000.

During the three-month period ended August 31, 2004, the Company used approximately $95,000 in its operations. The cash used in operating activities results primarily from its loss from continuing and discontinued operations amounting to approximately $86,000 and $22,000, respectively.

During the three-month period ended August 31, 2003, the Company disposed of property and equipment generating approximately $950,000. Such funds were used to repay the mortgage related to the property of $375,000, and made principal repayments of approximately $100,000 on amounts due to Double D, Inc., a company owned and controlled by our President, Mr. Greenfield. The remaining funds were used to finance our operating activities and as working capital

We own the rights to two movie scripts. We intend to finance the production costs estimated at $3,000,000 for the first of these films from the proceeds of a private offering of restricted equity securities. If we are unable to raise the requisite funding, this could have a material adverse impact on the Company’s planned business and its financial condition and prevent the production of any of the films.

The closing of the sale of lots of 178 lots, which are now under the contract, will, during the coming year, yield not less than $6,230,000. It is anticipated additional lots will be sold and the disposition proceeds will be used to acquire income-producing real estate which should result in monthly cash flows.

From time to time, the Company may evaluate potential acquisitions involving complementary businesses, services, products or technologies. The Company’s future capital requirements will depend on many factors, including acquisitions, if any, growth of the Company’s customer base, economic conditions and other factors including the results of future operations. Any such acquisition would require additional funding, through the sale of Company securities and/or other financing sources. There can be no assurances that such financing will be available to the Company.

The Company currently has no paid employees. There are no present plans to hire any additional personnel in connection with the Company’s planned film production. However, if operations are expanded through growth or acquisitions, the Company expects to hire personnel to meet these needs and may enter into employment agreements with its president or others to oversee its operations. The number of employees which may be hired will be determined by the expansion of the Company’s present business or into other business ventures. The number of employees actually hired will be based on the Company’s ability to support the increased cost through cash flow generated by such business.

Impact of Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments. Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004. We do not expect the adoption of this statement will have a material impact on our financial conditions or results of operations.

In November 2004, Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, “Inventory Costs.” The new statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued FASB Statement No. 123R, “Share-Based Payment, an Amendment of FASB Statement No. 123” (“FAS No. 123R”). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in our first quarter of fiscal 2006. We are in process of evaluating the impact of this pronouncement on our financial position.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets.” The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

In April 2005, the Securities and Exchange Commission’s Office of the Chief Accountant and its Division of Corporation Finance has released Staff Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.

Controls and Procedures

Our management, which includes our CEO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) as of the end of the period covered by this report. Based upon that evaluation, our CEO has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

During December 2005, unbeknownst to management, Thomas J. Northcutt and Kayelynne Northcutt (the “Plaintiffs”) obtained a writ of garnishment on the Company’s bank accounts before the Circuit Court of the 11th Judicial Circuit located in Miami-Dade County, Florida (the “Circuit Court”). The Plaintiffs obtained this order in a matter unrelated to the Company in which they allege that the Company’s Chief Executive Officer, Leo Greenfield, owe them in excess of $300,000. On December 28, 2005, the Circuit Court ordered the partial dissolution of the writ of garnishment in as much as they related to the Company’s bank accounts.

Item 6.

Exhibits

31.1

Rule 13a-14(a)/15d-14(a) certification of CEO

31.2

Rule 13a-14(a)/15d-14(a) certificate of principal accounting officer

32.1

Section 1350 certification of CEO and principal accounting officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused his report to be signed on its behalf by the undersigned, thereunto duly authorized.

Distrbution Management Services, Inc.

By:	/s/ LEO GREENFIELD
Leo Greenfield,
CEO, principal executive officer and principal accounting officer

January 12, 2006