Form 10QSB
period 2004-11-30
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2006-01-19
CIK 1064270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

Form 10-QSB

______________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended November 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from __________ to __________

Commission File Number:  0-27539

______________

Distribution Management Services, Inc.

(Exact name of small business issuer as specified in charter)

______________

Florida	65-0574760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: At January 17, 2006, there were 8,717,328 shares of common stock were issued and outstanding.

Transitional Small Business Disclosure Format (Check one)  Yes  ☐    No  ☒

CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION

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

PART I – FINANCIAL INFORMATION

ITEM 1.

Unaudited Financial Statements

DISTRIBUTION MANAGEMENT SERVICES, INC.

BALANCE SHEET

November 30, 2004

(Unaudited)

ASSETS
Current Assets:
Cash	$420
Note receivable, including accrued interest of $1,225	26,225
Total current assets	26,645

Property and equipment, net of accumulated depreciation of $150	1,350
Equipment held for sale	60,000

Other assets:
Movie rights	90,000

Total assets	$177,995

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$26,731
Due to related parties	10,862
Note payable	25,000
Convertible debenture	20,000
Total current liabilities	82,593

Stockholders' Equity:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,717,328 issued and outstanding	8,717
Additional paid-in capital	1,623,700
Subscription receivable	(3,600)
Deferred compensation	(21,112)
Accumulated deficit	(1,512,303)
Total stockholders' equity	95,402

Total liabilities and stockholders’ equity	$177,995

See Notes to Unaudited Financial Statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three month periods ended November 30,		For the six-month periods ended November 30,
	2004	2003	2004	2003
Revenues	$—	$—	$—	$—

Operating expenses:
Selling, general, and administration expenses	25,883	58,175	136,683	74,589

Interest income	1,137	—	1,225	—
Interest expense	(862)	—	(1,301)	—

Loss from continuing operations	(25,608)	(58,175)	(136,759)	(74,589)

Loss from discontinued operations	—	—	(21,753)	(31,116)

Net loss	$(25,608)	$(58,175)	$(158,512)	$(105,705)

Basic and diluted earnings (loss) per common share from discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Basic and diluted weighted average
shares outstanding	8,717,328	8,204,508	8,470,726	6,777,638

See Notes to Unaudited Financial Statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six-month periods ended November 30,
	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(136,759)	$(74,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of shares issued to investment advisor	25,641	—
Amortization of deferred compensation	10,138	—
Provision for doubtful account	6,000	—
Forfeiture of officer's compensation	16,000	—
Depreciation	150	—
Changes in operating assets and liabilities:
Interest receivable	(1,225)	—
Other assets	—	(37,600)
Accounts payable and accrued expenses	5,832	(20,904)
	(74,223)	(133,093)
Loss from discontinued operations	(21,753)	(31,116)
Decrease in assets of discontinued operations	—	(2,482)
Increase in liabilities of discontinued operations	—	(100,000)
	(21,753)	(133,598)
Net cash used in operating activities	(95,976)	(266,691)
Cash flows from investing activity:
Net proceeds from disposition of property and equipment	—	950,000
Issuance of note receivable	(25,000)	—
Net cash provided by (used in) investing activity	(25,000)	950,000
Cash flows from financing activities:
Principal repayments on loan payable-related party	—	(137,299)
Increase in due to related party	9,215	—
Proceeds from issuance of note payable	25,000	—
Principal repayments on mortgage	—	(375,000)
Net cash (used in) provided by financing activities	34,215	(512,299)
Net increase in cash	(86,761)	171,010
Cash, beginning of period	87,181	2,562
Cash, end of period	$420	$173,572
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosures for non-cash financing activity:
Issuance of shares to satisfy loan to related party	$—	$199,546
Issuance of shares for services	$—	$45,000
Issuance of shares for movie rights	$—	$90,000

See Notes to Unaudited Financial Statements.

Distribution Management Services, Inc.

Notes to the Unaudited Financial Statements

November 30, 2004

Note 1 - Nature of Operations, Basis of Presentation and Discontinued Operations

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

Loss from continuing operations for the three-month and six-month periods ended November 30, 2004 and 2003 is primarily comprised of professional fees and other operating expenses associated with the Company’s efforts to develop new business ventures.

Losses from discontinued operations for the six-month period ended November 30, 2004 included expenses of approximately $22,000 associated with the recovery of the recycling center.

Loss from discontinued operations for the six-month period ended November 30, 2003 included revenues of approximately $19,400, expenses of approximately $18,500 and a loss on the sale of the recycling center of approximately $32,000.

The accompanying unaudited financial statements for the period ended November 30, 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six month period ended November 30, 2004 are not necessarily indicative of the results to be expected for the year ended May 31, 2005.

Note 2 - Summary of Significant Accounting Policies

Concentration of Credit Risks

The Company is subject to concentrations of credit risk primarily from cash. The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. During the six-month period ended November 30, 2004, the Company has not reached bank balances exceeding the FDIC insurance limit. However, when and if it reaches bank balances exceeding the FDIC insurance limit and to reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Fair Value of Financial Instruments

The carrying value of cash, note receivable, accounts payable and accrued expenses, note payable, and convertible debenture approximate their fair value due to their short-term maturities.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

Distribution Management Services, Inc.

Notes to the Unaudited Financial Statements–continued

November 30, 2004

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

Basic and Diluted Earnings per Share

Basic earnings per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. The outstanding shares issuable upon conversion of the convertible promissory notes at November 30, 2004 are excluded from the loss per share computation for the respective periods due to their antidilutive effect.

Segment reporting

The Company’s chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company’s statements of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At November 30, 2004, the Company believes that there has been no impairment of its long-lived assets.

Distribution Management Services, Inc.

Notes to the Unaudited Financial Statements–continued

November 30, 2004

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

Distribution Management Services, Inc.

Notes to the Unaudited Financial Statements–continued

November 30, 2004

Note 2 - Summary of Significant Accounting Policies-continued

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

Property and Equipment and Equipment Held for Sale

Pursuant to a settlement agreement with Delta Dade Recycling Corp. (“DD”), the Company received certain equipment with a carrying value of $60,000, which is included in its equipment held for sale at November 30, 2004. The Company intends to dispose or lease the property and equipment.

Note 3 - Note receivable

During the six-month period ended November 30, 2004, the Company issued a note receivable to an individual for $25,000. The note bears interest at 18% per annum and is secured by certain real estate property located in Florida. The note receivable matures in May 2005. The note receivable has been satisfied in February 2005

Note 4 - Related Party Transactions

The Company owes approximately $11,000 to its chief executive officer and a related party owned by the Chief Executive officer at November 30, 2004. The amount due is non-interest bearing and payable on demand.

Additionally the Company is leasing its office space from a company owned by our chief executive officer for approximately $9,000 and $0 during the six-month periods ended November 30, 2004 and 2003, respectively. The Company paid approximately $4,500 and $0 during the six-month period ended November 30, 2004 and 2003, respectively, pursuant to the leasing arrangement. The balance is included in the due to related parties as of November 30, 2004.

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

Note 6 - Stockholders’ Equity

In July 2003, an investment consulting service provider and one of its officers received 250,000 shares of the Company’s restricted common stock as payment for investment consulting services. The fair value of the shares issued to the investment consulting service firm and its officer amounted to $40,000. The value of the shares was based upon the closing price of a share of common stock at the date the transaction was consummated. This transaction was recorded as deferred compensation and is amortized over three years. The amortization of deferred compensation amounted to approximately $10,000 and $30,000 during the six-month periods ended November 30, 2004 and 2003, respectively.

The chief executive officer forfeited compensation amounting to $16,000 during the six-month ended November 30, 2004. The forfeiture is recorded as additional paid-in capital and a corresponding increase to operating expenses.

Distribution Management Services, Inc.

Notes to the Unaudited Financial Statements–continued

November 30, 2004

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

In addition, the Company engaged a broker-dealer to advise it in connection with the Equity Line of Credit. For its services, in March, 2004 TN Capital Equities, Ltd. received 117,647 shares of the Company’s common stock equal to approximately $10,000 based on the Company’s stock price on March 1, 2004. In March 2004, the Company also issued an aggregate of 88,235 shares to counsel for Cornell Capital’s legal services provided in connection with the transaction on the same basis as the shares issued to TN Capital Equities. The Company has rescinded the issuance of these shares based on non-performance of the broker-dealer and Cornell Capital’s counsel.

Note 8 - Convertible Debenture and Note Payable

The terms of the convertible debenture and note payable outstanding at November 30, 2004 are as follows:

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

Plan of Operations

In July 2003, we discontinued our operations associated with the recycling center we acquired in 1999. Accordingly, all transactions associated with the recycling center have been retroactively accounted for as discontinued operations.

During December 2004, we have secured the acquisition of certain real estate property located in Orlando, Florida. We have sold certain lots and intend to orderly dispose of the remaining lots at an appreciated value.

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

Results of Operations

	For the six-month periods ended November 30,		Variation $	Variation %
	2004	2003	2004 vs 2003	2004 vs 2003
Revenues:	$—	$—	—	0%

Operating expenses:
Selling, general, and administration expenses	136,683	74,589	62,094	83%

Interest income	1,225	—	—	—
Interest expense	(1,301)	—	(1,301)	NM

Loss from continuing operations	(136,759)	(74,589)	62,170	83%

Loss from discontinued operations	(21,753)	(31,116)	(9,363)	30%

Net loss	$(158,512)	$(105,705)	$52,807	-50%

———————

NM:  Not meaningful

Six Months Ended November 30, 2004 compared to November 30, 2003

We account for our operations related to the recycling center as discontinued operations.

Selling, general and administrative expenses is primarily comprised of salaries, professional fees and other operating expenses associated with the Company’s efforts to develop new business ventures as well as a charge of approximately $25,000 amounting to the fair value of 512,820 unregistered shares wrongly issued to Cornell in connection with the Equity Line of Credit.  The increase in selling, general, and administrative expenses during the six-month period ended November 30, 2004 when compared to the prior year period is primarily due to an increase in resources used by the Company to develop new business ventures.

Losses from discontinued operations for the six-month period ended November 30, 2004 included expenses of approximately $22,000 associated with the recovery of the recycling center.

Loss from discontinued operations for the six-month period ended November 30, 2003 included revenues of approximately $19,400, expenses of approximately $18,500 and a loss on the sale of the recycling center of approximately $32,000. The decrease in the losses from discontinued operations for the six-month period ended November 30, 2004 is primarily due to the absence of revenues in the six-month period ended November 30, 2004 and the one-time loss on the sale of the recycling center which occurred during the six-month period ended November 30, 2003.

Liquidity and Capital Resources

As of November 30, 2004, the Company had cash on hand of slightly less than $500.

During the six-month period ended November 30, 2004, the Company used approximately $95,000 in its operations. The cash used in operating activities results primarily from:

•

its loss from continuing amounting to approximately $75,000, adjusted for the fair value of the shares issued to Cornell Capital and the forfeiture of officer’s compensation and,

•

its loss from discontinued operations amounting to approximately $22,000.

During the six-month period ended November 30, 2003, the Company disposed of property and equipment generating approximately $950,000. Such funds were used to repay the mortgage related to the property of $375,000, and made principal repayments of approximately $100,000 on amounts due to Double D, Inc., a company owned and controlled by our President, Mr. Greenfield. The remaining funds were used to finance our operating activities and as working capital.

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

The closing of the sale of 178 lots, which are now under the contract, will, during the coming year, yield not less than $6,230,000. It is anticipated that additional lots will be sold and the disposition proceeds will be used to acquire income-producing real estate which should result in monthly cash flows.

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

None

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

January 19, 2006