Form 10QSB
period 2005-02-28
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2006-02-02
CIK 1064270

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly report ended February 28, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to __________

                         Commission File Number: 0-27539


                     Distribution Management Services, Inc.
          -------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)


             Florida                                         65-0574760
 -------------------------------                         -------------------
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


                       11601 Biscayne Boulevard, Suite 201
                    ----------------------------------------
                              Miami, Florida 33181
                    (Address of principal executive offices)

                                 (305) 893-9270
                           ---------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

                       APPLICABLE ONLY TO COPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: At January 31, 2006, there were 8,717,328 shares of common stock were issued and outstanding.


Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

================================================================================

            CAUTIONARY STATEMENT REGARDING FOWARD LOOKING INFORMATION

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities and Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "project," "contemplate," "would," "should," "could," or "may." With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

                          PART I-FINANCIAL INFORMATION


ITEM 1. UNAUDITED FINANCIAL STATEMENTS



                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                                  BALANCE SHEET
                                February 28, 2005
                                   (Unaudited)


                                     ASSETS
Current Assets:
  Cash                                                             $       376

  Property and equipment, net of accumulated depreciation
    of $225                                                              1,275
  Equipment held for sale                                               60,000

Other assets:
  Movie rights                                                          90,000
                                                                   -----------

     Total assets                                                  $   151,651
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                            $    23,124
  Note payable                                                          25,000
  Convertible debenture                                                 20,000
                                                                   -----------
    Total current liabilities                                           68,124


Stockholders' Equity:
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 8,717,328 issued and outstanding                         8,717
  Additional paid-in capital                                         1,632,442
  Subscription receivable                                               (3,600)
  Deferred compensation                                                (17,779)
  Accumulated deficit                                               (1,536,253)
                                                                   -----------
  Total stockholders' equity                                            83,527

     Total liabilities and stockholders' equity                    $   151,651
                                                                   ===========




                  See Notes to Unaudited Financial Statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three-month periods   For the nine-month periods
                                                    ended February 28,              ended February 28,
                                                --------------------------    --------------------------
                                                    2005           2004          2005            2004
                                                -----------    -----------    -----------    -----------
Revenues                                        $        --    $        --    $        --    $        --

Operating expenses:
Selling, general, and administration expenses        38,819         21,008        175,502         99,874
                                                -----------    -----------    -----------    -----------

Interest income                                         525             --          1,750             --
Interest expense                                       (925)            --         (2,226)            --
                                                -----------    -----------    -----------    -----------

Loss from continuing operations                     (39,219)       (21,008)      (175,978)       (99,874)
                                                -----------    -----------    -----------    -----------

Gain (loss) from discontinued operations             15,269             --         (6,484)       (31,116)

Net loss                                        $   (23,950)   $   (21,008)   $  (182,462)   $  (130,990)
                                                ===========    ===========    ===========    ===========

Basic and diluted earnings (loss) per
 common share from discontinued operations      $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                                ===========    ===========    ===========    ===========

Basic and diluted loss per common share
 from continuing operations                     $     (0.00)   $     (0.00)   $     (0.02)   $     (0.01)
                                                ===========    ===========    ===========    ===========

Basic and diluted weighted average
shares outstanding                                8,717,328      8,204,508      8,552,023      7,255,449
                                                ===========    ===========    ===========    ===========




                  See Notes to Unaudited Financial Statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the nine-month periods
                                                               ended February 28,
                                                            ----------------------
                                                             2005            2004
                                                            ---------    ---------
Cash flows from operating activities:
Loss from continuing operations                             $(175,978)   $ (99,874)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Fair value of shares issued to investment advisor            25,641           --
  Amortization of deferred compensation                        13,471           --
  Provision for doubtful account                                6,000           --
  Forfeiture of officer's compensation                         24,742           --
  Depreciation                                                    225           --
Changes in operating assets and liabilities:
  Other assets                                                     --      (66,600)
  Accounts payable and accrued expenses                         2,225      (20,904)
                                                            ---------    ---------
                                                             (103,674)    (187,378)

Loss from discontinued operations                              (6,484)     (31,116)
  Decrease in assets of discontinued operations                    --       11,518
  Increase in liabilities of discontinued operations               --      (46,139)
                                                            ---------    ---------
                                                               (6,484)     (65,737)

                                                            ---------    ---------
Net cash used in operating activities                        (110,158)    (253,115)

Cash flows from investing activity:
  Net proceeds from disposition of property and equipment          --      950,000
  Principal repayments of note receivable                      25,000           --
  Issuance of note receivable                                 (25,000)          --
                                                            ---------    ---------

Net cash provided by investing activity                            --      950,000
                                                            ---------    ---------

Cash flows from financing activities:

  Principal repayments on loan payable-related party               --     (161,446)
  Repayments of due to related party                          (14,475)          --
  Advances from related party                                  12,828
  Proceeds from issuance of note payable                       25,000           --
  Principal repayments on mortgage                                 --     (375,000)
                                                            ---------    ---------

Net cash (used in) provided by financing activities            23,353     (536,446)
                                                            ---------    ---------

Net (decrease) increase in cash                               (86,805)     160,439

Cash, beginning of period                                      87,181        2,562
                                                            ---------    ---------

Cash, end of period                                         $     376    $ 163,001
                                                            =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for taxes                                    $      --    $      --
                                                            =========    =========

     Cash paid for interest                                 $      --    $      --
                                                            =========    =========


SUPPLEMENTAL DISCLOSURES FOR NON-CASH FINANCING ACTIVITY:


Issuance of shares to satisfy loan to related party         $      --    $ 199,546
                                                            =========    =========

Issuance of shares for services                             $      --    $  45,000
                                                            =========    =========

Issuance of shares for movie rights                         $      --    $  90,000
                                                            =========    =========

                  See Notes to Unaudited Financial Statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005


NOTE 1- NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND DISCONTINUED OPERATIONS

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

On December 12, 2004, the Company secured the acquisition of 266 single-family residential building sites located in Central Florida for the total sum of $4,655,000, which closed in a series of transactions occurring between May and July 2005. The Company financed this acquisition by securing a mortgage on the property of approximately $4.7 million. The Company intends to orderly dispose of such sites.

Loss from continuing operations for the three-month and nine-month periods ended February 28, 2005 and 2004 is primarily comprised of professional fees and other operating expenses associated with the Company's efforts to develop new business ventures.

Losses from discontinued operations for the nine-month period ended February 28, 2005 included expenses and collection of claims of approximately $31,000 and $25,000 associated with the recovery of the recycling center.

Loss from discontinued operations for the nine-month period ended February 28, 2004 included revenues of approximately $19,400, expenses of approximately $18,500 and a loss on the sale of the recycling center of approximately $32,000.

The accompanying unaudited financial statements for the period ended February 28, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended February 28, 2005 are not indicative of the results to be expected for the year ended May 31, 2005.


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the nine-month period ended February 28, 2005, the Company has not reached bank balances exceeding the FDIC insurance limit. However, when and if it reaches bank balances exceeding the FDIC insurance limit and to reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts payable and accrued expenses, note payable, and convertible debenture approximate their fair value due to their short-term maturities.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. There are no outstanding shares issuable pursuant to common shares equivalents at February 28, 2005.

SEGMENT REPORTING

The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations. IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At February 28, 2005, the Company believes that there has been no impairment of its long-lived assets.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

Pursuant to a settlement agreement with Delta Dade Recycling Corp. ("DD"), the Company received certain equipment with a carrying value of $60,000, which is included in its equipment held for sale at February 28, 2005. The Company intends to dispose or lease the property and equipment.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005


NOTE 3 - NOTE RECEIVABLE

During the nine-month period ended February 28, 2005, the Company issued a note receivable for $25,000, which was satisfied in February 2005. The note bore interest at 18% per annum and was secured by certain real estate property located in Florida. The note receivable initially matured in May 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has satisfied all its amount owed to related parties at February 28, 2005. The amount due were non-interest bearing and payable on demand.

Additionally the Company is leasing its office space from a company owned by our chief executive officer for approximately $14,000 and $0 during the nine-month periods ended February 28, 2005 and 2004, respectively. And does not owe any amount to such related party at February 28, 2005.

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

NOTE 6 - STOCKHOLDERS' EQUITY

In July 2003, an investment consulting service provider and one of its officers received 250,000 shares of the Company's restricted common stock as payment for investment consulting services. The fair value of the shares issued to the investment consulting service firm and its officer amounted to $40,000. The value of the shares was based upon the closing price of a share of common stock at the date the transaction was consummated. This transaction was recorded as deferred compensation and is amortized over three years. The amortization of deferred compensation amounted to approximately $13,000 and $30,000 during the nine-month periods ended February 28, 2005 and 2004, respectively.

The chief executive officer forfeited compensation amounting to approximately $25,000 during the nine-month ended February 28, 2005. The forfeiture is recorded as additional paid-in capital and a corresponding increase to operating expenses.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005


NOTE 7 - DEBENTURES

On February 12, 2004, the Company entered into Standby Equity Distribution Agreement for an equity line of credit (the "Equity Line of Credit") with Cornell Capital Partners, L.P., a private limited partnership (`Cornell") whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Pursuant to the Equity Line of Credit, in order for the Company to access the Equity Line of Credit, it must first file a registration statement with the SEC registering up to a maximum of $5 million of its common stock and the registration statement must be declared effective by the SEC. The Company is no longer seeking the effectiveness of its registration statement and has no further obligation related to its Equity Line of Credit.

The Company withdrew its registration statement because it believes that Cornell and or its affiliates were manipulating its stock price during the registration statement process. Pursuant to the Equity Line of Credit, Cornell was to receive a commitment fee of $190,000 issued as a convertible debenture, convertible at price equivalent of 97% of its lowest closing bid price for the three days preceding its notice of conversion. Immediately prior to the Company's withdrawal of its registration statement, and after the Company's refusal to honor the commitment fee based on non-performance and manipulation of the stock, the Company' stock transfer agent issued to Cornell 512,820 shares of the Company's common stock without restrictive legend. Such shares were never registered and the Company disputes its issuance. The Company has since dismissed its stock transfer agent. For financial reporting purposes, the Company recorded a charge of approximately $25,000 as selling, general, and administrative expenses to reflect the issuance of such shares. The issuance of the shares was recorded at the fair value of the shares at their issuance date. The Company intends to recover the physical stock certificate to properly cancel the wrongly issued shares.

In addition, the Company engaged a broker-dealer to advise it in connection with the Equity Line of Credit. For its services, in March, 2004 TN Capital Equities, Ltd. received 117,647 shares of the Company's common stock equal to approximately $10,000 based on the Company's stock price on March 1, 2004. In March 2004, the Company also issued an aggregate of 88,235 shares to counsel for Cornell Capital's legal services provided in connection with the transaction on the same basis as the shares issued to TN Capital Equities. The Company has rescinded the issuance of these shares based on non-performance of the broker-dealer and Cornell Capital's counsel.

NOTE 8 - CONVERTIBLE DEBENTURE AND NOTE PAYABLE

The terms of the convertible debenture and note payable outstanding at February 28, 2005 are as follows:

$20,000 convertible debenture, bearing interest at 6% per annum, payable at the Company's option at any time or convertible through April 2002 at the holders' option in 100,000 shares of the Company's common stock. The convertible debenture is payable on demand and is unsecured.

$25,000 note payable, bearing interest at 10%, through February 2005 and 18% thereafter, payable in February 2005, secured by the Company's equipment for sale and certain real estate property located in Florida which is owned by an affiliate controlled by the Company's chief executive officer.

NOTE 9 - SUBSEQUENT EVENT

On December 12, 2004, the Company secured the acquisition of 266 single-family residential building sites in located in Central Florida for the total sum of $4,655,000, which closed in a series of transactions occurring between May and July 2005. The Company financed this acquisition by securing a mortgage on the property of approximately $4.7 million. The Company intends to orderly dispose of such sites.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

RESULTS OF OPERATIONS

                                               For the nine-month periods  Variation   Variation
                                                  ended  February 28,         $            %
                                                ----------------------    ---------    ---------
                                                   2005         2004     2005 vs 2004  2005 vs 2004
                                                ---------    ---------    ---------    ---------
Revenues:                                       $      --    $      --           --            0%

Operating expenses:
Selling, general, and administration expenses     175,502       99,874       75,628           76%
                                                ---------    ---------    ---------    ---------

Interest income                                     1,750           --        1,750           NM
Interest expense                                   (2,226)          --       (2,226)          NM
                                                ---------    ---------    ---------    ---------

Loss from continuing operations                  (175,978)     (99,874)      76,104           76%
                                                ---------    ---------    ---------    ---------

Loss from discontinued operations                  (6,484)     (31,116)     (24,632)          79%

Net loss                                        $(182,462)   $(130,990)   $  51,472          -39%
                                                =========    =========    =========    =========


NM:  Not meaningful


Nine Months Ended February 28, 2005 compared to February 28, 2004

We account for our operations related to the recycling center as discontinued operations.

Selling, general and administrative expenses is primarily comprised of salaries, professional fees and other operating expenses associated with the Company's efforts to develop new business ventures as well as a charge of approximately $25,000 amounting to the fair value of 512,820 unregistered shares wrongly issued to Cornell in connection with the Equity Line of Credit. The increase in selling, general, and administrative expenses during the nine-month period ended February 28, 2005 when compared to the prior year period is primarily due to an increase in resources used by the Company to develop new business ventures.

Gain (loss) from discontinued operations for the nine-month period ended February 28, 2005 included expenses and collection of claims of approximately $31,000 and $25,000 associated with the recovery of the recycling center.

Loss from discontinued operations for the nine-month period ended February 28, 2004 included revenues of approximately $19,400, expenses of approximately $18,500 and a loss on the sale of the recycling center of approximately $32,000. The decrease in the losses from discontinued operations for the nine-month period ended February 28, 2005 is primarily due to the one-time loss on the sale of the recycling center which occurred during the nine-month period ended February 28, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2005, the Company had cash on hand of slightly less than $500.

During the nine-month period ended February 28, 2005, the Company used approximately $110,000 in its operations. The cash used in operating activities results primarily from:

     o its loss from continuing amounting to approximately $180,000, adjusted for the fair value of the shares issued to Cornell Capital and the forfeiture of officer's compensation and the amortization of the deferred compensation which aggregated approximately $60,000 and,

     o    its loss from discontinued operations amounting to approximately
          $6,000.

During the nine-month period ended February 28, 2004, the Company disposed of property and equipment generating approximately $950,000. Such funds were used to repay the mortgage related to the property of $375,000, and made principal repayments of approximately $160,000 on amounts due to Double D, Inc., a company owned and controlled by our President, Mr. Greenfield. The remaining funds were used to finance our operating activities and as working capital.

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

The closing of the sale of 178 lots, which are now under the contract, will yield no less than $6,230,000 during fiscal 2006. It is anticipated that additional lots will be sold and the disposition proceeds will be used to acquire income-producing real estate which should result in monthly cash flows.

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

There are no present plans to hire any additional personnel in connection with the Company's planned film production. However, if operations are expanded through growth or acquisitions, the Company expects to hire personnel to meet these needs and may enter into full-time employment agreements with its president or others to oversee its operations. The number of employees which may be hired will be determined by the expansion of the Company's present business or into other business ventures. The number of employees actually hired will be based on the Company's ability to support the increased cost through cash flow generated by such business.

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


ITEM 3.  CONTROLS AND PROCEDURES

         Our management, which includes our CEO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our CEO has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

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


                                           Distrbution Management Services, Inc.

                                           By: /s/ Leo Greenfield
                                               ---------------------------------
                                           Leo Greenfield,
                                           CEO, principal executive officer and
                                           principal accounting officer

February 2, 2006