Form 10KSB
period 2005-05-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2006-06-12
CIK 1064270

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934:

    For the fiscal year ended  May 31, 2005

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the transition period from _______ to _______

                                     0-27539
                             ----------------------
                             Commission File Number


                     DISTRIBUTION MANAGEMENT SERVICES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                            65-0574760
----------------------------                       ----------------------------
(State or other jurisdiction                       (IRS Employer Identification
      of Incorporation)                                       Number)

11601 BISCAYNE BOULEVARD, SUITE 201, MIAMI, FLORIDA            33181
---------------------------------------------------          ---------
(Address of principal executive offices)                     (Zip Code)

                                   305-893-9270
                         -------------------------------
                         (Registrant's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year:   $ -0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $149,275 at June 2, 2006 based on the average bid and ask price on that date.

The number of shares outstanding of each of the Issuer's classes of common equity: 9,717,328 at June 2, 2006

DOCUMENTS INCORPORATED BY REFERENCE: There are no documents incorporated by reference in this Annual Report on Form 10-KSB other than as set forth in Part III, Item 13.

================================================================================

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

PRINCIPAL OPERATIONS, SERVICES AND MARKETS

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

         The Company has completed the financing and purchase of the 266 lots and financed this acquisition by securing two mortgages aggregating $4.7 million.

         To date, the Company has completed the sale of eight lots for $440,000.

         The Company is also looking for other new business opportunities beneficial to the Company's shareholders.

         The Company also intends to produce a motion picture from one of two movie scripts previously acquired. To date, no agreements to produce the film have been made, however, the Company is seeking to enter into such agreements.

COMPETITION

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


ITEM 2.   DESCRIPTION OF PROPERTY

         Our executive offices are located at 11601 Biscayne Boulevard, 201, Miami, Florida 33181, and substantially all of its operating activities are conducted from that location which is the office of the President. During 2005, we paid $3,110 to a company affiliated to our president for the use of such space. We believe that as we expand our business we will enter into an appropriate lease agreement for such facilities as may be necessary for conducting operations. Any such lease agreement is expected to be on such terms and conditions customary for similar facilities in the Company's geographical area.

         At May 31, 2005, we own 56 lots located in Polk County, Florida, owned in fee simple interest of a tract of land under development and held for sale.


ITEM 3.   LEGAL PROCEEDINGS

         The Company is a party to the following legal proceedings:

         A lawsuit instituted on October 3, 2005 by Newgate Atlantic Holdings, Inc. against us for specific performance of the sale of two lots located in Polk County, Florida for $25,000. The lawsuit is pending in the Circuit Court of the 10th Judicial Circuit in and for Polk County, Florida. The Company asserts that the lots were not specified timely and accordingly, does not have to consummate the sale.

         A lawsuit instituted by Quality Affordable Construction, LLC, Southwest Management Affiliates, Inc. and Karen Thomas Christensen Trust against us, on July 6, 2005 in the Circuit Court of the 10th Judicial Circuit in and for Polk County, Florida for the repayment of its $85,000 initial deposit on certain lots located in Polk County, Florida.


ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS

         During the fourth quarter of fiscal 2005, no matter was submitted to a vote of the security holders. 3

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is traded on the OTCBB under the symbol "DMGS." The Company's common stock consists of 50,000,000 shares authorized of which, as of February 15, 2006, there were 9,717,328 shares issued and outstanding. The following is the high and low prices of our stock for the last four quarters.

Quarterly Common Stock Price Ranges

         QUARTER                                IN THE YEAR ENDING MAY 31, 2005

                                                     High                 Low
                                                     -----               -----
         First                                       $1.85               $0.12
         Second                                      $0.67               $0.17
         Third                                       $0.19               $0.08
         Fourth                                      $0.10               $0.03

HOLDERS OF COMMON STOCK

         As of May 15, 2006 there were approximately 34 holders of record of the Company's common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         Recent issuance of unregistered securities:

         During August 2004, we issued 512,820 shares of our common stock to Cornell Capital. We believe that these shares were wrongly issued by the transfer agent. The fair value of the shares issued amounted to $25,641 based on our price per share on the date of the issuance. We are seeking to recover these shares from Cornell Capital, which has been unresponsive to our request. We believe that these shares are not exempt from registration under the Securities Act of 1933.

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

         During May and July 2005, we have acquired certain real estate property located in Orlando, Florida. We have sold certain lots and intend to orderly dispose of the remaining lots at an appreciated value.

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

RESULTS OF OPERATIONS

                                                          For the year ended        Variation        Variation
                                                              May 31,                   $                %
                                                  ------------    ------------     ------------    ------------
                                                      2005            2004         2005 vs 2004    2005 vs 2004
                                                  ------------    ------------     ------------    ------------
Revenues:                                         $         --    $         --               --            NM

Operating expenses:
Selling, general, and administration expenses          232,701         240,712           (8,011)            -3%
                                                  ------------    ------------     ------------    ------------

Interest income                                          1,750              --            1,750              NM
Interest expense                                       (14,471)       (165,981)         151,510            -91%
                                                  ------------    ------------     ------------    ------------

Loss from continuing operations                       (257,422)       (406,693)        (149,271)           -37%

Loss from discontinued operations                       13,516          62,874           49,358             79%
                                                  ------------    ------------     ------------    ------------

Net loss                                              (243,906)       (343,819)    $    (99,913)            29%
                                                  ============    ============     ============    ============

NM:  Not meaningful


Twelve Months Ended May 31, 2005 compared to May 31, 2004
---------------------------------------------------------

         We account for our operations related to the recycling center as discontinued operations.


         Selling, general and administrative expenses are primarily comprised of salaries, professional fees and other operating expenses associated with the Company's efforts to develop new business ventures as well as a charge of approximately $25,000 amounting to the fair value of 512,820 unregistered shares wrongly issued to Cornell in connection with the Equity Line of Credit. The selling, general, and administrative expenses during fiscal 2005 is consistent when compared to the prior year period.

         Interest expense is primarily comprised of expenses associated with our debt. The decrease in interest expense in fiscal 2005 when compared to fiscal 2004 is primarily due to a one-time charge of approximately $166,000 resulting from the excess of fair value of shares issued to satisfy certain of our liabilities in fiscal 2004.

         Other expenses in fiscal 2005 is primarily comprised of a write-down of the carrying value of our equipment held for sale of $12,000, which is based on an appraisal.

         Gain from discontinued operations for fiscal 2005 included expenses and collection of claims of approximately $45,000 and $59,000 associated with the recovery of the recycling center.

         Gain from discontinued operations for fiscal 2004 included revenues of approximately $19,400, expenses of approximately $70,000, a loss on the sale of the recycling center of approximately $32,000, and the recovery of equipment of $60,000 and claims of approximately $85,000.

LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2005, the Company had cash on hand of approximately $20,000.

         During fiscal 2005, the Company used approximately $39,000 in its operations. The cash used in operating activities results primarily from:

          o its loss from continuing operations amounting to approximately $257,000, adjusted for the fair value of the shares issued to Cornell Capital, the write-down of the equipment held for sale, the forfeiture of officer's compensation and the amortization of the deferred compensation which aggregated approximately $55,000 and the increase in other liabilities resulting from an assignment of an initial deposit on the land we acquired in Central Florida which amounted to approximately $94,000;

          o its gain from discontinued operations amounting to approximately $13,000.

         During fiscal 2004, the Company disposed of property and equipment generating approximately $950,000. Such funds were used to repay the mortgage related to the property of $375,000, and made principal repayments of approximately $160,000 on amounts due to Double D, Inc., a company owned and controlled by our President, Mr. Greenfield. The remaining funds were used to finance our operating activities and as working capital.

GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue in the last three years and has an accumulated deficit of approximately $1.6 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

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

None

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

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth the information regarding our executive officers and directors as of the date of this filing:


  NAME                               AGE             TITLE
  -----------------------------      ---             ---------------------------
  Leo Greenfield                     81              President and Director
  Barbara Greenfield                 67              Vice President and Director
  Maria Elena Lopez de Mendoza       65              Secretary and Director


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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% percent of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending May 31, 2005, Form 4 reports were not timely filed by Leo Greenfield, the Company's President, CEO and Director

CODE OF ETHICS

         The Company has adopted code of ethics for all of the employees, directors and officers.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         Summary Compensation Table.

The following table reflects all forms of compensation ending May 31, 2005:

--------------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------- ---------------------------------------- ---------------
                                                                    LONG TERM COMPENSATION
-------------------------- -------------------------------- ----------------------------- ---------- ---------------
                       ANNUAL COMPENSATION AWARDS PAYOUTS
------------------- ------ -------- -------- -------------- ------------ ---------------- ---------- ---------------
                                                 Other      Restricted       Securities        LTIP       All other
     Name and       Fiscal Salary    Bonus      Annual         Stock         Underlying       Payouts   compensation
Principle Position  Year     ($)      ($)    Compensation    Award(s)   ($) Options/SARs (#)    ($)          ($)
------------------- ------ -------- -------- -------------- ------------ ---------------- ---------- ---------------
Leo Greenfield,
President, CEO,     2005    4,258    None        None          None            None          None         None
Director
------------------- ------ -------- -------- -------------- ------------ ---------------- ---------- ---------------
Barbara
Greenfield, VP,     2004    None     None        None          None            None          None         None
Director
------------------- ------ -------- -------- -------------- ------------ ---------------- ---------- ---------------
Maria Elena Lopez
de Mendosa,
Secretary           2004    None     None        None          None            None          None         None
------------------- ------ -------- -------- -------------- ------------ ---------------- ---------- ---------------


OPTIONS GRANTED IN THE LAST FISCAL YEAR

         At the end of fiscal year ending May 31, 2005, no executive officer or director were granted option to purchase shares of common stock.

FISCAL YEAR-END OPTION VALUES

         During the fiscal year ending May 31, 2005, no executive officer or director exercised any options to purchase shares of common stock, and as of May 31, 2005, no executive, officer or director possessed any options to purchase shares of common stock.

DIRECTORS REMUNERATION

         As of May 31, 2005, directors were not paid a fee for serving on the board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table set forth as May 31, 2005, information with respect to (a) each person, (including "group") as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, whose known to the Company to be a beneficial owner of more than 5% of outstanding common stock of the Company, and
(b) the number or percentage of the Company's common stock owned by each of the directors and the executive officers named in the Summary Compensation Table above, and all of the directors and executive officers of the company as a group. The Company believes that unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. The following table sets forth certain information regarding the beneficial ownership of the Company's common capital stock as of the date of this memorandum by (i) each person known to the Company of having beneficial ownership of more than 5% of the Company's capital common stock (ii) existing shareholders, (iii) and all others as a group.

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

------------- -------------------------------------------------------------- --------------------- -----------------
                                                                                  AMOUNT AND           PERCENT
  TITLE OF                                                                        NATURE OF               OF
   CLASS                  NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNER     OWNERSHIP (1)
------------- -------------------------------------------------------------- --------------------- -----------------
Common        Fidra Holdings
              Cable Beach Ct., Suite 1, West Bay Street, Nassau, Bahamas           824,500               9.5%
------------- -------------------------------------------------------------- --------------------- -----------------

(b)  SECURITY OWNERSHIP OF MANAGEMENT

------------- -------------------------------------------------------------- --------------------- -----------------
Common        Double D, Inc. (2)
              1721 Trafalgar Circle, Hollywood, FL 33069                          1,200,000             13.8%
------------- -------------------------------------------------------------- --------------------- -----------------
Common        Three G International, Inc. (3)
              11601 Biscayne Blvd., Suite 201, Miami,  FL 33181                   2,223,228             25.5%
------------- -------------------------------------------------------------- --------------------- -----------------
Common        Leo Greenfield (2)(3)
              11601 Biscayne Blvd., Suite 201, Miami, FL 33181                    3,423,228             39.3%
------------- -------------------------------------------------------------- --------------------- -----------------
Common        Barbara Greenfield (2)(3)
              11601 Biscayne Blvd., Suite 201, Miami, FL 33181                    1,200,000             13.8%
------------- -------------------------------------------------------------- --------------------- -----------------
Common        Maria Elena Lopez de Mendoza (3)
              11601 Biscayne Blvd., Suite 201, Miami, FL 33181                     100,000              11.5%
------------- -------------------------------------------------------------- --------------------- -----------------

------------

(1) All percentages are calculated based upon 8,717,328 shares issued and outstanding as of May 15, 2005.

(2) Double D, Inc. is a Florida corporation. One hundred percent (100%) of the common stock of Double D, Inc. is owned by Barbara Greenfield, Vice President and a Director of the Company, and Leo Greenfield, President of the Company. For the purpose of Rule 13(d), Mr. Greenfield claims beneficial ownership of these shares with Barbara Greenfield, his wife.

(3) Three G International, Inc.is a Florida corporation owned and controlled by Mr. Greenfield For the purposes of Rule 13(d), Mr. Greenfield claims beneficial ownership of these shares and Barbara Greenfield, his wife, disclaims beneficial ownership of these shares.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's common stock.

ITEM 13. EXHIBITS

Exhibits and reports on Form 10-KSB.

     a) The exhibits included in this report are indicated below.

     EXHIBIT NO.     DESCRIPTION OF EXHIBIT
     -----------     ----------------------
     3.1             Articles of incorporation (1)
     3.2             Bylaws (1)
     3.3             Articles of Amendment to Articles of Incorporation  (1)
     14.1            Code of Ethics
     31              Rule 13a-14(a)/15d-14a(a) Certification
     32              Section 1350 Certification

------------
1.   Incorporated by reference to Form 10-SB filed December 8, 1999.
2.   Incorporated by reference to Form 10-KSB filed May 31, 2003.

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

                  $15,625 and $11,875 for fiscal 2004 and 2005, respectively

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

                  For the years ending May 31, 2004 and May 31, 2005 for products and services provided by the principal accountant other than services reported in items 9(e) 1 through 9(e)(1) of Schedule 14 A are $0.

There is no audit committee at present.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DISTRIBUTION MANAGEMENT SERVICES, INC.


Date: June 12, 2006             By:  s/s Leo Greenfield
                                     -------------------------------------------
                                     Leo Greenfield
                                     Chief Executive Officer, Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of this registrant and in the capacities and on the dates indicated.


Date: June 12, 2006             By:  s/s Leo Greenfield
                                     ------------------------------------
                                     Leo Greenfield
                                     Chief Executive Officer, Director
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)


Date: June 12, 2006             By:  s/s Leo Greenfield
                                     -------------------------------------------
                                     Barbara Greenfield
                                     Vice President and Director

                      Distribution Management Services, Inc
                              Financial Statements
                                  May 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Distribution Management Services, Inc.


         We have audited the accompanying balance sheet of Distribution Management Services, Inc. as of May 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended May 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Distribution Management Services, Inc. as of May 31, 2005, and the results of their operations and their cash flows for the years ended May 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statemens have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $243,906 and $343,819 for the years ended May 31, 2005 and 2004, respectively. Additionally, the Company had a working capital deficiency of $167,300 at May 31, 2005. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Management plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                                    /s/ Sherb & Co., LLP
                                                    Certified Public Accountants

Boca Raton, Florida
November 30, 2005

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                                  BALANCE SHEET
                                  May 31, 2005


                                     ASSETS
Current Assets:
  Cash                                                              $    20,002
  Prepaid assets                                                          9,580
                                                                    -----------
    Total Current Assets                                                 29,582
                                                                    -----------

  Property and equipment, net of accumulated depreciation of $300         1,200
  Equipment held for sale                                                70,000
  Land held for sale                                                    934,354
  Prepaid interest                                                      118,549

Other assets:
  Movie rights                                                           90,000
                                                                    -----------

     Total assets                                                   $ 1,243,685
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                             $    36,281
  Note payable                                                           47,000
  Debenture                                                              20,000
  Other liability                                                        93,601
                                                                    -----------
    Total current liabilities                                           196,882
                                                                    -----------

  Mortgage payable and accrued interest                               1,008,387

Stockholders' Equity:
  Common stock; $0.001 par value, 50,000,000 shares authorized,
      8,717,328 issued and outstanding                                    8,717
  Additional paid-in capital                                          1,645,442
  Subscription receivable                                                (3,600)
  Deferred compensation                                                 (14,446)
  Accumulated deficit                                                (1,597,697)
                                                                    -----------
  Total stockholders' equity                                             38,416

     Total liabilities and stockholders' equity                     $ 1,243,685
                                                                    ===========




                       See Notes to Financial Statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            STATEMENTS OF OPERATIONS


                                                     For the fiscal years ended
                                                               May 31,
                                                     --------------------------
                                                         2005          2004
                                                     -----------    -----------
Revenues                                             $        --    $        --

Operating expenses:
Selling, general, and administration expenses            232,701        240,712
                                                     -----------    -----------

Interest income                                            1,750             --
Other expense-  impairment in equipment                  (12,000)            --
Interest expense                                         (14,471)      (165,981)
                                                     -----------    -----------

Loss from continuing operations                         (257,422)      (406,693)

Gain from discontinued operations                         13,516         62,874
                                                     -----------    -----------
Net loss                                             $  (243,906)   $  (343,819)
                                                     ===========    ===========

Basic and diluted earnings (loss) per common share
   from discontinued operations                      $      0.00    $      0.01
                                                     ===========    ===========

Basic and diluted loss per common share from
   continuing operations                             $     (0.03)   $     (0.05)
                                                     ===========    ===========

Basic and diluted weighted average
shares outstanding                                     8,593,689      7,704,751
                                                     ===========    ===========


                       See Notes to Financial Statements.

                      Distribution Management Services, Inc
                Statement of Changes in the Stockholders' Equity
                        From June 1, 2003 to May 31, 2005

                                                                Additional      Stock
                                              Common Stock        paid-in    subscription    Deferred     Accumulated
                                          Shares       Amount     capital     receivable   Compensation     deficit         Total
                                       -----------   --------   -----------   ----------    ----------    -----------    ----------
Balance, June 1, 2003                    5,231,280   $  5,231   $ 1,185,025   $   (3,100)   $       --    $(1,009,972)   $  177,184

Issuance of shares for movie rights        500,000        500            --         (500)           --             --            --

Issuance of shares for services            250,000        250        44,750           --       (45,000)            --            --

Issuance of shares to satisfy loans
   payable-related parties               2,223,228      2,223       352,797           --            --             --       355,020

Amortization of deferred compensation           --         --            --           --        13,750             --        13,750

Net loss                                        --         --            --           --            --       (343,819)     (343,819)
                                       -----------   --------   -----------   ----------    ----------    -----------    ----------

Balance, May 31, 2004                    8,204,508      8,204     1,582,572       (3,600)      (31,250)    (1,353,791)      202,135

Forfeiture of officer's compensation            --         --        37,742           --            --             --        37,742

Issuance of shares for services            512,820        513        25,128           --            --             --        25,641

Amortization of deferred compensation           --         --            --           --        16,804             --        16,804

Net loss                                        --         --            --           --            --       (243,906)     (243,906)
                                       -----------   --------   -----------   ----------    ----------    -----------    ----------
Balance, May 31, 2005                    8,717,328   $  8,717   $ 1,645,442   $   (3,600)   $  (14,446)   $(1,597,697)   $   38,416
                                       ===========   ========   ===========   ==========    ==========    ===========    ==========

                DISTRIBUTION MANAGEMENT SERVICES, INC.
                       STATEMENTS OF CASH FLOWS

                                                                            For the year ended
                                                                                 May 31,
                                                                       --------------------------
                                                                           2005           2004
                                                                       -----------    -----------
Cash flows from operating activities:
Loss from continuing operations                                        $  (257,422)   $  (406,693)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Fair value of shares issued to investment advisor                         25,641             --
  Impairment equipment held for sale                                        12,000
  Amortization of deferred compensation                                     16,804         13,750
  Amortization of prepaid interest                                           3,058             --
  Excess of fair value of shares issued in settlement of liabilities            --        155,474
  Provision for doubtful account                                             6,000             --
  Forfeiture of officer's compensation                                      37,742             --
  Depreciation                                                                 300             --
Changes in operating assets and liabilities:
  Other assets                                                                  --         (6,000)
  Prepaid expenses                                                          (9,580)            --
  Other liabilities                                                         93,600             --
  Accrued interest on mortgage payable                                       8,387             --
  Accounts payable and accrued expenses                                     10,728             (5)
                                                                       -----------    -----------
                                                                           (52,742)      (243,474)

Gain from discontinued operations                                           13,516         62,874
  Decrease in assets of discontinued operations                                 --         11,518
  Value of equipment received in settlement of lawsuit                          --        (60,000)
                                                                       -----------    -----------
                                                                            13,516         14,392

                                                                       -----------    -----------
Net cash used in operating activities                                      (39,226)      (229,082)

Cash flows from investing activity:
  Principal repayments of note receivable                                   25,000             --
  Net proceeds from disposition of property and equipment                       --        848,646
  Acquisition of land                                                   (1,055,961)            --
  Issuance of note receivable                                              (25,000)            --
                                                                       -----------    -----------

Net cash provided by (used in) investing activity                       (1,055,961)       848,646
                                                                       -----------    -----------

Cash flows from financing activities:

  Principal repayments on loan payable-related party                            --       (159,945)
  Repayments of due to related party                                       (14,475)            --
  Advances from related party                                               17,483
  Proceeds from issuance of note payable                                    25,000             --
  Proceeds from issuance of mortgage payable                             1,000,000             --
  Principal repayments on mortgage                                              --       (375,000)
                                                                       -----------    -----------

Net cash (used in) provided by financing activities                      1,028,008       (534,945)
                                                                       -----------    -----------
 Net (decrease) increase in cash                                           (67,179)        84,619

Cash, beginning of period                                                   87,181          2,562
                                                                       -----------    -----------

Cash, end of period                                                    $    20,002    $    87,181
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for taxes                                               $        --    $        --
                                                                       ===========    ===========
     Cash paid for interest                                            $        --    $        --
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURES FOR NON-CASH FINANCING ACTIVITY:

Issuance of shares to satisfy loan to related party                    $        --    $   199,546
                                                                       ===========    ===========
Issuance of shares for services                                        $        --    $    45,000
                                                                       ===========    ===========
Transfer of real estate in prepayment of interest on
mortgage payable                                                       $   121,841    $        --
                                                                       ===========    ===========

                  See Notes to Financial Statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2005


NOTE 1- NATURE OF OPERATIONS AND DISCONTINUED OPERATIONS

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

     During May and July 2005, the Company acquired 266 single-family residential building sites located in Central Florida for the total sum of $4,655,000. The Company financed this acquisition by securing a mortgage on the property of approximately $4.7 million. The Company intends to orderly dispose of such sites.

     Gain from discontinued operations for fiscal 2005 included expenses of approximately $45,000 and the recovery of claims of approximately $58,000.

     Gain from discontinued operations for fiscal 2004 included revenues of approximately $19,400, expenses of approximately $70,000, a loss on the sale of the recycling center of approximately $32,000, and the recovery of equipment of $60,000 and claims of approximately $85,000.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

         The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue in the last three years and has an accumulated deficit of approximately $1.6 million. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

CONCENTRATION OF CREDIT RISKS

     The Company is subject to concentrations of credit risk primarily from cash. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During fiscal 2005, the Company has not reached bank balances exceeding the FDIC insurance limit. However, when and if it reaches bank balances exceeding the FDIC insurance limit and to reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash, accounts payable and accrued expenses, other liabilities, note payable and debenture approximate their fair value due to their short-term maturities. The carrying value of the mortgage payable outstanding at May 31, 2005, with an imputed market rate of 15.6%, approximates its fair value, when compared to similar rates offered by third party lenders.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2005


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

LAND HELD FOR SALE

     Land held for sale at May 31, 2005 is recorded at cost, which consist of $1,000,000 mortgage and an initial deposit made by a general contractor of approximately $94,000 adjusted for certain closing costs and prepaid interest.

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

BASIC AND DILUTED LOSS PER SHARE

     Basic loss per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. There are no outstanding shares issuable pursuant to common shares equivalents at May 31, 2005.

SEGMENT REPORTING

     The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2005


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED
IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At May 31, 2005, the Company believes that there has been no impairment of its long-lived assets.

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

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2005


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

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

PROPRIETY INTEREST IN MOVIE RIGHTS

     In May 2003, the Company acquired the rights to two (2) movie scripts which are recorded at the trading value of the shares issued in consideration thereof. The scripts were acquired from two individuals who had contracted with the Company to produce the film, including the use of certain equipment to produce these films. The Company does not believe that these assets have been impaired based on the initial interest it has received from prospective producers.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

     Pursuant to a settlement agreement with Delta Dade Recycling Corp. ("DD"), the Company received certain equipment with a carrying value of $70,000, which is included in its equipment held for sale at May 31, 2005. The Company intends to dispose or lease the property and equipment.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2005

NOTE 3- NOTE RECEIVABLE

         During fiscal 2005, the Company issued a note receivable for $25,000, which was satisfied in February 2005. The note bore interest at 18% per annum and was secured by certain real estate property located in Florida. The note receivable initially matured in May 2005.

NOTE 4- LITIGATIONS

         The purchaser of the recycling center claims that the Company and its chief executive officer owe them approximately $25,000 pursuant to the sale agreement. The Company counterclaims the recovery of the recycling center or the receipt of the balance due under the initial sale contract of $450,000. The Company has provided for a full valuation on the receivable of $450,000 due from the purchaser. Management cannot predict the outcome of such litigation at this time but it believes that it will not have a significant impact on its financial statements.

         A lawsuit instituted on October 3, 2005 by Newgate Atlantic Holdings, Inc. against us for specific preference of the sole of two lots located in Polk County, Florida for $25,000. The lawsuit is pending in the Circuit Court of the 10th Judicial Circuit in and for Polk County, Florida. The Company asserts that the lots were not specified timely by the purchaser, and accordingly, the Company is not obligated to sell such lots at the specified price. Should an adverse judgment be entered against the Company, it would recognize a loss of approximately $10,000. The Company believes that this lawsuit is without merit and that it will not result in losses material to it .

         A lawsuit instituted by Quality Affordable Construction, LLC, Southwest Management Affiliates, Inc. and Karen Thomas Christensen Trust against us, on July 6, 2005 in the Circuit Court of the 10th Judicial Circuit in and for Polk County, Florida for the repayment of its $85,000 initial deposit on certain lots located in Polk County, Florida. The initial deposit is included in the other liability in the accompanying financial statement. Management contents that this amount is not immediately due but will be repaid as a percentage of the return on the sale of the land held for sale.



NOTE 5-OTHER LIABILITY

         A general contractor has assigned approximately $94,000 to the Company in return of a 50% return on the sale of the land held for the sale owned by the Company. The Company has recognized this assignment as a liability until it fulfills its obligation of compensating the general contractor for the value of its assignment.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2005


NOTE 6- DEBENTURE AND NOTE PAYABLE

         The terms of the debenture and note payable outstanding at May 31, 2005 are as follows:

         $20,000 debenture, bearing interest at 6% per annum, payable at the Company's option at any time or convertible through April 2002 at the holders' option in 100,000 shares of the Company's common stock. The convertible debenture is payable on demand and is unsecured. The debenture is no longer convertible.

         $47,000 note payable, bearing interest at 10%, through February 2005 and 18% thereafter, payable in February 2005, secured by the Company's equipment for sale and certain real estate property located in Florida which is owned by an affiliate controlled by the Company's chief executive officer. While the note is past due, the note holder has not notified company of its default.

NOTE 7-  MORTGAGE PAYABLE

         The Company partly secured the financing of the land held for sale it acquired in May 2005 with a mortgage of $1,000,000, bearing interest at 12% per annum. Principal and accrued interest are payable on June 1, 2008.

NOTE 8- STOCKHOLDERS' EQUITY

         On May 30, 2003, the Company entered into an agreement with two individuals to purchase certain movie scripts that had been produced by the two individuals. As consideration for the assets during August, 2003, the Company issued to the two individuals an aggregate of 500,000 shares of its restricted common stock and agreed to pay two (2%) percent of the gross proceeds received by the Registrant, if any, from the marketing and distribution of the assets. The two individuals were also appointed to the Company's Board of Directors but resigned their positions in February 2004,

         During fiscal 2004, the Company satisfied approximately $362,000 payable to its Chief executive officer, in considerations of $162,000 and the Company's issuance of 2,223,228 shares of its common stock valued at approximately $355,000. The shares were issued to an entity owned and controlled by the Company's chief executive officer. The fair value of the shares was based upon the Company's closing price per share at the date the transaction was consummate. The excess of the fair value of the consideration over the amounts due to its chief executive officer, which amounted to approximately $155,000 has been recorded as interest expense.








         In July 2003, an investment consulting service provider and one of its officers received 250,000 shares of the Company's restricted common stock as payment for investment consulting services. The fair value of the shares issued to the investment consulting service firm and its officer amounted to $40,000. The value of the shares was based upon the closing price of a share of common stock at the date the transaction was consummated. This transaction was recorded as deferred compensation and is amortized over three years. The amortization of deferred compensation amounted to approximately $17,000 and $14,000 during fiscal 2005 and 2004, respectively.

         The chief executive officer forfeited compensation amounting to approximately $38,000 during fiscal 2005. The forfeiture is recorded as additional paid-in capital and a corresponding increase to operating expenses.

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

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 2005


NOTE 9- STOCKHOLDERS' EQUITY-CONTINUED

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

NOTE 10- SUBSEQUENT EVENT

         During July 2005 the Company secured the acquisition of single-family residential building sites in located in Central Florida secured by a mortgage of $3.7 million and the issuance to the lender of 1,000,000 shares and the assignment of 52 lots. The Company intends to orderly dispose of such sites.

NOTE 11-INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the net deferred taxes, as of May 31, 2005, are as follows:


Deferred tax assets:
Net operating loss carryforward                             $ 474,000
Less valuation allowance                                     (474,000)
Total net deferred tax assets:                              $      --

         SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported, if any, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $ 474,000 at May 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance during fiscal 2005 and 2004 was an increase of approximately $86,000 and $88,000, respectively.

         As of May 31, 2005, the Company had a net operating loss carryforward amounting to approximately $1,185,000 for U.S. tax purposes that expire in various amounts through 2018.

         The federal statutory tax rate reconciled to the effective tax rate during fiscal 2005 and 2004, respectively, is as follows:


                                           2004              2003
                                         --------          --------
Tax at U.S Statutory Rate:                   35.0%             35.0%
State tax rate, net of federal benefits       5.0               5.0
Change in valuation allowance               (40.0)            (40.0)
                                         --------          --------
Effective tax rate                            0.0%              0.0%
                                         ========          ========