Form 10QSB
period 2005-08-31
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2007-03-08
CIK 1064270

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT

For the transition period from ________ to __________

Commission file number: 0-27539

DISTRIBUTION MANAGEMENT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0574760
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11601 Biscayne Boulevard, Suite 201

                  Miami, Florida 33181

(Address of principal executive offices)

(305) 893-9270

(Registrant's telephone number, including area code)

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

 Yes [  ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At February 27, 2007, there were 10,567,328 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

This quarterly report contains forward-looking statements.  These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements.  You should not unduly rely on these statements.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “project,” “contemplate,” “would,” “should,” “could,” or “may.” With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances.  When, in any forward-looking statement, we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED August 31, 2005

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Balance Sheet
August 31, 2005 (Unaudited)	3
Statements of Operations (Unaudited)
For the Three Months Ended August 31, 2005 and 2004	4
Statements of Cash Flows (Unaudited)
For the Three Months Ended August 31, 2005 and 2004	5-6
Notes to Financial Statements	7-13

Item 2 – Management's Discussion and Analysis or Plan of Operation	14-18

Item 3 – Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 – Default upon Senior Securities	19

Item 4 – Submission of Matters to a Vote of Security Holders	19

Item 5 – Other Information	19

Item 6 – Exhibits	19

Signatures	20

DISTRIBUTION MANAGEMENT SERVICES, INC.
BALANCE SHEET
August 31, 2005
(Unaudited)

ASSETS
Current Assets:
Cash	$78,559
Loans receivable	2,000
Prepaid assets	30,462
111,021

Property and equipment, net of accumulated depreciation of $375	1,125
Equipment held for sale	70,000
Land held for sale, net	3,623,155
Prepaid interest	688,576

Total assets	$4,493,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$120,682
Note payable	47,000
Debenture	20,000
Other liability	561,100
Total current liabilities	748,782

Long- Term Liabilities
Mortgage payable	4,475,000

Total liabilities	5,223,782

Stockholders' Deficit:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,717,328 issued and outstanding	8,717
Additional paid-in capital	1,645,442
Subscription receivable	(3,600)
Deferred compensation	(11,113)
Accumulated deficit	(2,369,351)
Total stockholders' deficit	(729,905)

Total liabilities and stockholders’ deficit	$4,493,877

See Notes to Unaudited Financial Statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three-month periods ended
	August 31,
	2005	2004

NET REVENUES
Real estate	$490,000	$-
Other revenues	5,755	-

Total net revenues	495,755	-

COST OF SALES
Real estate	180,636	-

GROSS PROFIT	315,119	-

Operating expenses:
Selling, general, and administration expenses	302,756	110,800
Impairment on assets	656,079	-

Total operating expense	958,835	110,800

Loss from operations	(643,716)	(110,800)

OTHER INCOME (EXPENSE):
Other income	28,000	-
Interest expense	(140,758)	(351)
Total Other Income (Expense)	(112,758)	(351)

Loss from continuing operations	(756,474)	(111,151)

Loss from discontinued operations	(15,180)	(21,753)

Net loss	$(771,654)	$(132,904)

Basic and diluted earnings (loss) per common share from discontinued operations	$-	$-

Basic and diluted loss per common share from continuing operations	$(0.09)	$(0.01)

Basic and diluted weighted average
shares outstanding	8,717,328	8,221,230

See Notes to Unaudited Financial Statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three-month periods ended
	August 31,
	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(756,474)	$(111,151)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of shares issued to investment advisor	-	25,641
Amortization of deferred compensation	3,333	6,805
Amortization of prepaid interest	35,092	-
Amortization of prepaid expenses	12,121	-
Impairment loss on assets	656,079	-
Depreciation	75	-
Changes in operating assets and liabilities:
Other assets	-	5,912
Loans receivable	(2,000)	-
Prepaid expenses	(33,003)	-
Land held for sale	180,636	-
Other liabilities	467,499	-
Accounts payable and accrued expenses	76,014	440
	639,372	(72,353)

Loss from discontinued operations	(15,180)	(21,753)
	(15,180)	(21,753)

Net cash provided by (used in) operating activities	624,192	(94,106)

Cash flows from investing activity:
Acquisition of land	(4,040,635)	-
Issuance of note receivable	-	(25,000)

Net cash used in investing activity	(4,040,635)	(25,000)

Cash flows from financing activities:

Advances from related party	-	7,900
Proceeds from issuance of note payable	-	25,000
Proceeds from issuance of mortgage payable	3,700,000	-
Principal repayments on mortgage	(225,000)	-

Net cash provided by financing activities	3,475,000	32,900

Net increase (decrease) in cash	58,557	(86,206)

Cash, beginning of period	20,002	87,181

Cash, end of period	$78,559	$975

DISTRIBUTION MANAGEMENT SERVICES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three-month periods ended
	August 31,
	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$-

Cash paid for interest	$35,874	$-

Supplemental disclosures for non-cash financing activity:

Transfer of real estate in prepayment of interest on
mortgage payable	$605,119	$-
See Notes to Unaudited Financial Statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2005

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

During May and July 2005, the Company acquired 263 single-family residential building sites located in Central Florida for the total sum of $4,734,000. The Company financed this acquisition by securing a mortgage on the property of approximately $4.7 million. The Company intends to orderly dispose of such sites.

Loss from discontinued operations for the three months ended August 31, 2005 included expenses of $15,180.

Loss from discontinued operations for the three months ended August 31, 2004 included expenses of approximately $22,000.

The accompanying unaudited financial statements for the period ended August 31, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended August 31, 2005 are not indicative of the results to be expected for the year ended May 31, 2006.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has generated minimal revenue in the last three years and has an accumulated deficit of approximately $2.3 million. Although the Company had revenues and therefore generated cash from operations, the majority of the revenues are derived from one customer whom the Company had entered into a contract of sale. However, on April 28, 2006, this customer notified the Company of default under the contract and is therefore terminating the contract (see Note 8). There could be no assurances that the Company will continue to recognize similar revenues in the future.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the three-month period ended August 31, 2005, the Company has not reached bank balances exceeding the FDIC insurance limit. However, when and if it reaches bank balances exceeding the FDIC insurance limit and to reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

REVENUE CONCENTRATION

For the three months ended August 31, 2005, one customer accounted for 99% of the Company’s revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts payable and accrued expenses, note payable, and convertible debenture approximate their fair value due to their short-term maturities.

LAND RESERVE

The Company recorded a land reserve calculated at cost of $566,079 on certain disputed parcels of lots which the Company claims as being fraudulently conveyed to third parties that participated during the closing and financing of the acquisition of the land held for sale. Accordingly, during the three months ended August 31, 2005, the Company recorded an impairment on assets of $566,079.

PREPAID INTEREST

Prepaid interest reflects the cost of parcels of lots conveyed to the Mortgagor and certain third parties that participated during the closing and financing of the acquisition of certain parcels of lots located in Central Florida. The prepaid interest is being amortized over the term of the respective mortgages obtained from the acquisition of such parcels of lots. In connection with the purchase of 207 lots in July 2005, the Company recorded a prepaid interest of $605,119 to be amortized over 24 months.  During the three months ended August 31, 2005, amortization of prepaid interest amounted to $35,092 and recorded as interest expense in the accompanying statement of operations. On August 31, 2005, prepaid interest amounted to $688,576.

LAND HELD FOR SALE

Land held for sale at August 31, 2005 is recorded at cost, which consist of $4,700,000 mortgage and an initial deposit made by a general contractor of approximately $451,000 adjusted for certain closing costs, prepaid homeowner’s association (HOA) fees and prepaid interest. In May 2005, the Company purchased 52 parcel of lots valued at $934,354 after closing cost of $55,961 and prepaid interest and HOA of $121,842 and $10,949, respectively. In July 2005, the Company purchased 207 parcel of lots valued at $3,435,515 after closing cost of $314,634 and prepaid interest and HOA of $605,119 and 24,053, respectively. During the three months ended August 31, 2005, the Company sold 9 parcels of lots valued at $180,636. On August 31, 2005, land held for sale net of land reserve of $566,079 amounted to $3,623,155.

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

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

SEGMENT REPORTING

The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. There are no outstanding shares issuable pursuant to common shares equivalents at August 31, 2005.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the useful life of property and equipment and whether the value attributed to the movie scripts is impaired. Actual results will differ from these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. At August 31, 2005, the Company recognized a loss on impairment in connection with the movie rights and land held for sale.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with maturities of three months or less when purchased.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PROPRIETY INTEREST IN MOVIE RIGHTS

In May 2003, the Company acquired the rights to two (2) movie scripts which are recorded at the trading value of the shares issued in consideration thereof. The scripts were acquired from two individuals who had contracted with the Company to produce the film, including the use of certain equipment to produce these films. In February 2004, these individuals resigned from the Board of Directors. Based on the management’s analysis, it was determined during the three months ended August 31, 2005, that the movie rights was deemed impaired. The Company recognized a loss on impairment attributable to the movie rights of $90,000 for the three months ended August 31, 2005.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

Pursuant to a settlement agreement with Delta Dade Recycling Corp. ("DD"), the Company received certain equipment with a carrying value of $70,000, which is included in its equipment held for sale at August 31, 2005. The Company intends to dispose or lease the property and equipment.

NOTE 3- RELATED PARTY TRANSACTIONS

The Company is leasing its office space from a company owned by our chief executive officer for approximately $9,000 during the three-month periods ended August 31, 2005 and 2004, respectively. And does not owe any amount to such related party at August 31, 2005.

NOTE 4 -OTHER LIABILITY

In connection with an assignment agreement entered in December 2004, a general contractor has advanced in total approximately $451,000 to the Company in return of a 50% return on the sale of the land held for sale owned by the Company. The Company has recognized this assignment as a liability until it fulfills its obligation of compensating the general contractor for the value of its advance.

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2005

NOTE 4 -OTHER LIABILITY (continued)

During July 2005, the Company received proceeds of approximately $110,000 from the closing of sale of 2 parcels of lots which were owned and originally conveyed to certain third parties during the closing of the acquisition of the land held for sale located in Central Florida (see note 2-prepaid interest). Accordingly, the Company recorded a liability of $110,000 for the period ended August 31, 2005.

NOTE 5- DEBENTURE AND NOTE PAYABLE

The terms of the debenture and note payable outstanding at August 31, 2005 is as follows:

$20,000 debenture to an unrelated party, bearing interest at 6% per annum, payable at the Company's option at any time or convertible through April 2002 at the holders' option in 100,000 shares of the Company's common stock. The convertible debenture is payable on demand and is unsecured. The debenture is no longer convertible. On August 31, 2005, accrued interest in connection with this debenture amounted to $6,300.

$47,000 note payable to an unrelated party, bearing interest at 10%, through February 2005 and 18% thereafter, payable in February 2005, secured by the Company's equipment for sale and certain real estate property located in Central Florida which is owned by an affiliate controlled by the Company's chief executive officer. While the note is past due, the note holder has not notified company of its default. On August 31, 2005, accrued interest in connection with this note payable amounted to $3,958 and is included in accrued expenses.

NOTE 6- MORTGAGE PAYABLE

The Company partly secured the financing of the land held for sale it acquired in May 2005 with a mortgage of $1,000,000, bearing interest at 12% per annum. The Company will pay regular monthly payments of all accrued unpaid interest due beginning June 1, 2005. The entire unpaid principal and accrued interest are payable on June 1, 2008. This mortgage may be partially prepaid or in full upon payment of a prepayment fee of 3% of the amount of the principal prepaid. This mortgage is secured by certain real estates owned by the Company located in Central Florida. Additionally, the Company shall pay for the release of an individual lot of $25,000 toward the principal amount plus a $500 release fee upon sale of such lots. The Company intends to orderly dispose of such sites.

During July 2005, the Company secured the acquisition of single-family residential building sites located in Central Florida secured by a mortgage of $3.7 million bearing interest at 12% per annum. The Company will pay regular monthly payments of all accrued unpaid interest due beginning September 1, 2005. The entire unpaid principal and accrued interest are payable on August 1, 2007. This mortgage may be partially prepaid or in full upon payment of a prepayment fee of 5% of the amount of the principal prepaid plus an exit fee of 2% of the original balance of the mortgage. This mortgage is secured by certain real estates owned by the Company located in Central Florida. Additionally, the Company shall pay for the release of an individual lot of $25,000 toward the principal amount upon sale of such lots. The Company intends to orderly dispose of such sites.

During the three months ended August 31, 2005, the Company paid a total of $225,000 towards the principal balances of these mortgages for the release of sold lots. As of August 31, 2005, the total balance of these mortgages payable was $4,475,000. On August 31, 2005, accrued interest and interest expense in connection with these mortgages payable amounted to approximately $71,000 and $102,000, respectively.

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2005

NOTE 7 - LITIGATIONS

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

A lawsuit instituted on October 3, 2005 by Newgate Atlantic Holdings, Inc. against us for specific preference of the sale of two lots located in Polk County, Florida for $25,000. The lawsuit is pending in the Circuit Court of the 10th Judicial Circuit in and for Polk County, Florida. The Company asserts that the lots were not specified timely by the purchaser, and accordingly, the Company is not obligated to sell such lots at the specified price. Should an adverse judgment be entered against the Company, it would recognize a loss of approximately $10,000. The Company believes that this lawsuit is without merit and that it will not result in losses material to it.

A lawsuit instituted by Quality Affordable Construction, LLC, Southwest Management Affiliates, Inc. and Karen Thomas Christensen Trust against us, on July 6, 2005 in the Circuit Court of the 10th Judicial Circuit in and for Polk County, Florida for the repayment of its $85,000 initial deposit on certain lots located in Polk County, Florida. The initial deposit is included in the other liability in the accompanying financial statement. Management contends that this amount is not immediately due but will be repaid as a percentage of the return on the sale of the land held for sale. On August 22, 2006, the Company was released from further action and has been dismissed from this lawsuit with prejudice.

NOTE 8 - SUBSEQUENT EVENT

During October 2005, the Company acquired 3 single-family residential building sites located in Central Florida for the total sum of $54,000. The Company intends to orderly dispose of such sites.

During October 2005, the Company closed on the sale of 10 single-family residential building sites located in Central Florida for approximately $323,000.

During October 2005, the Company received proceeds of approximately $315,000 from the closing of sale of 9 parcels of lots which were owned and originally conveyed to the Mortgagor and certain third parties during the closing of the acquisition of the land held for sale located in Florida (see note 2-prepaid interest). Accordingly, the Company recorded a liability of $315,000.

On November 2, 2005, the Company entered into a contract for sale and purchase of lots (the “Contract”) with KB Homes Orlando, LLC (“KB’). Whereby the Company agrees to sell and convey certain lots located in Polk County, Florida and KB agrees to purchase such lots at a purchase price of $35,000 per lot. Pursuant to this contract, if the Company or KB fails to perform any covenants and agreement set forth in this contract and such failure continues for a period of 10 days after notice, this contract shall terminate and become null and void. Upon default of the Company, any earnest money deposit paid by KB shall be returned on demand. Upon default of KB, any earnest money deposit shall serve as consideration for the execution of this contract and in full settlement of liquidated damages due to buyer’s default. On April 28, 2006, KB notified the Company of default under this contract and is therefore terminating the contract. KB has also demanded the return of the earnest money deposits on lots not previously acquired by KB. Currently, the Company has recorded a total liability of $425,000 from deposits received from KB for the 11 lots not acquired by KB (see above and Note 4).

In February 2006, the Company issued 450,000 restricted shares of common stock for consulting advisory services. The Company valued these common shares at the fair market value on the date of grant at $0.13 per share or $58,500.  In connection with the issuance of these shares, the Company recorded consulting expense of $58,500.

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2005

NOTE 8 - SUBSEQUENT EVENT (continued)

In June, 2006, in connection with a 1 year consulting agreement, the Company issued 1,000,000 restricted shares of common stock for investor relation services. The Company valued these common shares at the fair market value on the date of grant at $0.20 per share or $200,000.  In connection with the issuance of these shares, the Company recorded deferred consulting expense of $200,000 to be amortized over the service period.

In November 2006, the Company issued 400,000 restricted shares of common stock for consulting advisory and business development services. The Company valued these common shares at the fair market value on the date of grant at $0.16 per share or $64,000.  In connection with the issuance of these shares, the Company recorded consulting expense of $64,000.

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

We also hold certain rights in two movie scripts which we seek to develop in motion pictures. During the three months ended August 31, 2005, we have determined that the movie rights are deemed impaired and accordingly recognized an impairment loss attributable to the movie rights of $90,000.

CRITICAL ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the useful life of property and equipment, the valuation of land reserve and whether the value attributed to the movie scripts is impaired. Actual results will differ from these estimates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2005 COMPARED THE THREE MONTHS ENDED AUGUST 31, 2004

The following table provides an overview of certain key factors of our results of operations for the three months ended August 31, 2005 as compared to the three months ended August 31, 2004:

	2005	2004	$ Change	% Change
Net Revenues	$ 495,755	$ -	$ 495,755	100%
Cost of sales	180,636	-	180,636	100%
Operating Expenses:
Selling, General and administrative	302,756	110,800	191,956	173%
Impairment on assets	656,079	-	656,079	100%
Total other income (expense)	(112,758)	(351)	(112,407)	32,025%
Loss from continuing operations	(756,474)	(111,151)	(645,323)	581%
Loss from discontinued operations	(15,180)	(21,753)	6,573	-30%
Net loss	$(771,654)	$(132,904)	$(638,750)	481%

Revenues

For the three months ended August 31, 2005, we reported revenues of $495,755 as compared to revenues of $0 for the prior three months ended August 31, 2004, an increase of $495,755. The increase is primarily due to sales of 9 single-family residential building sites located in Central Florida for approximately $490,000 which accounted for approximately 99% of our total revenue. We did not have comparable revenues or similar transactions for the three months ended August 31, 2004 since we had acquired the single-family residential building sites during May and July 2005.  Although we recognized revenues and therefore generated cash from operations, the majority of the revenues are derived from one customer. There could be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

Our cost of sales consists of the cost of 9 parcels of lots located in Central Florida sold during the three months ended August 31, 2005. For the three months ended August 31, 2005, cost of sales was $180,636, or approximately 36% of revenues, compared to $0, for the three months ended August 31, 2004. We did not have comparable cost of sale or similar transactions for the three months ended August 31, 2004 since we had acquired the single-family residential building sites during May and July 2005.

Total Operating Expenses

Selling, general and administrative expense. For the three months ended August 31, 2005, selling, general and administrative expenses were $302,756 as compared to $110,800 for the three months ended August 31, 2004, an increase of $191,956 or approximately 173%. For the three months ended August 31, 2005 and 2004, general and administrative expenses consisted of the following:

	2005	2004
Salaries and related taxes	$49,184	$8,000
Professional fees	24,226	22,469
Rent	9,355	4,666
Consulting fees	61,533	32,446
Closing cost and release fees	66,700	-
Other operating expenses	91,758	43,219
Total	$302,756	$110,800

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

•

For the three months ended August 31, 2005, salaries and related taxes increased to $49,184 as compared to $8,000 for the three months ended August 31, 2004, an increase of $41,184 or 515%.  The increase was attributable to an increase in executive salaries for the three months ended August 31, 2005.

•

For the three months ended August 31, 2005, professional fees amounted to $24,226 as compared to $22,469 for the three months ended August 31, 2004, an increase of $1,757 or 8%.  The increase was primarily attributable to an increase in accounting fees.

•

For the three months ended August 31, 2005, rent expense amounted to $9,355 as compared to $4,666 for the three months ended August 31, 2004, an increase of $4,689 or 100% due to an increase in common area maintenance expenses.

•

For the three months ended August 31, 2005, consulting expense amounted to $61,533 as compared to $32,446 for the three months ended August 31, 2004, an increase of $29,087. The increase was attributable to an increase in business development initiates and an increase in investor relations expense during the three months ended August 31, 2005 offset by the fair value of 512,820 unregistered shares wrongly issued to Cornell in connection with the equity line of credit amounted to approximately $25,000 during the three months ended August 31, 2004.

•

For the three months ended August 31, 2005, closing cost and release fees amounted to $66,700 as compared to $0 for the three months ended August 31, 2004, an increase of $66,700.  The increase was attributable to sales of 9 single-family residential building sites located in Central Florida.

•

For the three months ended August 31, 2005, other operating expenses amounted to $91,758 as compared to $43,219 for the three months ended August 31, 2004, an increase of $48,539 or 112%.  The increase was primarily attributable to an increase in operations.

Impairment on assets. For the three months ended August 31, 2005, impairment on assets was $656,079 as compared to $0 for the three months ended August 31, 2004, an increase of $656,079. The increase was primarily attributable to the land reserve recorded at cost of $566,079 on certain disputed parcels of lots which we claim as being fraudulently conveyed to third parties that participated during the closing and financing of the acquisition of the land held for sale. The increase was also attributable to increase loss on impairment attributable to the movie rights of $90,000 for the three months ended August 31, 2005.

Other income (expense)

For the three months ended August 31, 2005, other expense was $112,758 as compared to $351 for the three months ended August 31, 2004, an increase of $113,310. The increase was primarily attributable to the mortgage payable that financed the acquisition of the land held for sale with an annual interest rate of 12% and incurred interest expense for the three months ended August 31, 2005 of approximately $102,000.

Loss from continuing operations

Our loss from continuing operations was $756,474 for the three months ended August 31, 2005 compared to $111,151 for the three months ended August 31, 2004.

Loss from discontinued operations

We account for our operations related to the recycling center as discontinued operations. Gain (loss) from discontinued operations for the three-month period ended August 31, 2005 included expenses of approximately $15,000 and $22,000 associated with the recovery of the recycling center.

Net loss

Our net loss was $771,654 for the three months ended August 31, 2005 compared to $132,904 for the three months ended August 31, 2004.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2005, the Company had cash on hand of $78,559.

Net cash provided by operating activities was $624,192 for the three months ended August 31, 2005 as compared to net cash used in operating activities of $94,106 for the three months ended August 31, 2004. For the three months ended August 31, 2005, we used cash to fund our net loss of $771,654 ($756,474 from continuing operations and $15,180 from discontinued operations) offset by non-cash items such as stock-based compensation of $3,333, depreciation expense of $75, amortization of prepaid expenses and interest of $47,213, loss on impairment of movie rights of $90,000, impairment on assets of $566,079 attributable to the land reserve and as well as changes in assets and liabilities of $689,146.  For the three months ended August 31, 2004, we used cash to fund our net loss of $132,904 ($111,151 from continuing operations and $21,753 from discontinued operations) offset by non-cash items such as stock-based compensation of $6,805, stock based consulting of $25,641 and as well as other non-cash items such as changes in assets and liabilities of $6,352.

Net cash used in investing activities for the three months ended August 31, 2005 was $4,040,635 as compared to net cash used in investing activities of $25,000 for the three months ended August 31, 2004. During the three months ended August 31, 2005, we had acquired certain parcels of lots located in Central Florida and used cash of $4,040,635.  During the three months ended August 31, 2004, we issued a note receivable amounting to $25,000. We did not have any acquisitions or similar transactions during the three months ended August 31, 2004.

Net cash provided by financing activities for the three months ended August 31, 2005 was $3,475,000 as compared to $32,900 for the three months ended August 31, 2004, an increase of $3,492,100. For the three months ended August 31, 2005, net cash provided by financing activities related to proceeds received from the issuance of mortgage of $3,700,000, offset by repayments on mortgage payable of $225,000. For the three months ended August 31, 2004, net cash provided by financing activities related to proceeds from issuance of note payable of $25,000 and proceeds received from related party advances of $7,900.

Although we recognized revenues and therefore generated cash from operations, the majority of the revenues are derived from one customer whom we had entered into a contract of sale. However, on April 28, 2006, this customer notified us of default under the contract and is therefore terminating the contract. There could be no assurances that we will continue to recognize similar revenues in the future.

We own the rights to two movie scripts. We intend to finance the production costs estimated at $3,000,000 for the first of these films from the proceeds of a private offering of restricted equity securities. If we are unable to raise the requisite funding, this could have a material adverse impact on the Company's planned business and its financial condition and prevent the production of any of the films. During the three months ended August 31, 2005, we have determined that the movie rights are deemed impaired and accordingly recognized an impairment loss attributable to the movie rights of $90,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (continued)

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3.  CONTROLS AND PROCEDURES

We maintain ‘‘disclosure controls and procedures,’’ as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the ‘‘Evaluation’’), under the supervision and with the participation of our Chief Executive Officer (‘‘CEO’’), of the effectiveness of the design and operation of our disclosure controls and procedures (‘‘Disclosure Controls’’) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

ITEM 3.  CONTROLS AND PROCEDURES (continued)

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Our management, including our CEO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. CEO Certifications Appearing immediately following the signatures section of this report there are Certifications of the CEO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

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

March 7, 2007