Form 10QSB
period 2005-11-30
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2007-06-08
CIK 1064270

United States

Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

 Yes [  ] No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At May 29, 2007, there were 10,567,328 outstanding shares of common stock, $.001 par value per share.

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

DISTRIBUTION MANAGEMENT SERVICES, INC.

FORM 10-QSB

QUARTERLY PERIOD ENDED November 30, 2005

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

Balance Sheet
November 30, 2005 (Unaudited)	3
Statements of Operations (Unaudited)
For the Three and Six Months Ended November 30, 2005 and 2004	4
Statements of Cash Flows (Unaudited)
For the Three and Six Months Ended November 30, 2005 and 2004	5

Notes to Financial Statements	7-14

Item 2 - Management's Discussion and Analysis or Plan of Operation	15-19

Item 3 – Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	20

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 – Default upon Senior Securities	.21

Item 4 – Submission of Matters to a Vote of Security Holders	21

Item 5 – Other Information	21

Item 6 – Exhibits	21

Signature	22

DISTRIBUTION MANAGEMENT SERVICES, INC.

BALANCE SHEET

November 30, 2005

(Unaudited)

ASSETS
Current Assets:
Cash	$347,882
Loans receivable	5,000
Due from Bowen Land, LLC	42,154
Prepaid assets	14,332
409,368

Property and equipment, net of accumulated depreciation of $375	1,050
Equipment held for sale	70,000
Land held for sale, net	3,449,032
Prepaid interest	603,057

Total assets	$4,532,507

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$134,144
Note payable	47,000
Debenture	20,000
Other liability	876,100
Total current liabilities	1,077,244

Long- Term Liabilities
Mortgage payable	4,475,000

Total liabilities	5,552,244

Stockholders' Deficit:
Common stock; $0.001 par value, 50,000,000 shares authorized, 8,717,328 issued and outstanding	8,717
Additional paid-in capital	1,645,442
Subscription receivable	(3,600)
Deferred compensation	(7,780)
Accumulated deficit	(2,662,516)
Total stockholders' deficit	(1,019,737)

Total liabilities and stockholders’ deficit	$4,532,507

See Notes to Unaudited Financial Statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.

 STATEMENTS OF OPERATIONS

(Unaudited)

	For the three-month periods ended November 30,		For the six-month periods ended November 30,
	2005	2004	2005	2004

NET REVENUES
Real estate	$315,000	$—	$805,000	$—
Other revenues	—	—	5,755	—

Total net revenues	315,000	—	810,755	—

COST OF SALES
Real estate	175,680	—	356,316	—

GROSS PROFIT	139,320	—	454,439	—

Operating expenses:
Selling, general, and administration expenses	209,737	25,883	512,493	136,683
Impairment on assets	—	—	656,079	—

Total operating expense	209,737	25,883	1,168,572	136,683

Loss from operations	(70,417)	(25,883)	(714,133)	(136,683)

OTHER INCOME (EXPENSE):
Other income	—-	1,137	28,000	1,225
Interest expense	(221,787)	(862)	(362,545)	(1,301)
Total Other Income (Expense)	(221,787)	275	(334,545)	(76)

Loss from continuing operations	(292,204)	(25,608)	(1,048,678)	(136,759)

Loss from discontinued operations	(961)	—	(16,141)	(21,753)

Net loss	$(293,165)	$(25,608)	$(1,064,819)	$(158,512)

Basic and diluted earnings (loss) per common share from discontinued operations	$—	$—	$—	$—

Basic and diluted loss per common share from continuing operations	$(0.03)	$—	$(0.12)	$(0.02)

Basic and diluted weighted average
shares outstanding	8,717,328	8,717,328	8,717,328	8,470,726

See Notes to Unaudited Financial Statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six-month periods ended November 30,
	2005	2004

Cash flows from operating activities:
Loss from continuing operations	$(1,048,678)	$(136,759)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of shares issued to investment advisor	—	25,641
Amortization of deferred compensation	6,666	10,138
Amortization of prepaid interest	120,611	—
Amortization of prepaid expenses	28,251	—
Impairment loss on assets	656,079	—
Provision for doubtful account	—	6,000
Forfeiture of officer's compensation	—	16,000
Depreciation	150	150
Changes in operating assets and liabilities:
Interest receivable	—	(1,225)
Due from Bowen Land, LLC	(42,154)
Prepaid expenses	(33,003)	—
Land held for sale	375,836	—
Other liabilities	782,499	—
Accounts payable and accrued expenses	89,476	5,832
	935,733	(74,223)
Loss from discontinued operations	(16,141)	(21,753)
	(16,141)	(21,753)

Net cash provided by (used in) operating activities	919,592	(95,976)

Cash flows from investing activity:
Acquisition of land	(4,061,712)	—
Loans receivable	(5,000)	—
Issuance of note receivable	—	(25,000)

Net cash used in investing activity	(4,066,712)	(25,000)

Cash flows from financing activities:

Advances from related party	—	9,215
Proceeds from issuance of note payable	—	25,000
Proceeds from issuance of mortgage payable	3,700,000	—
Principal repayments on mortgage	(225,000)	—

Net cash provided by financing activities	3,475,000	34,215

Net increase (decrease) in cash	327,880	(86,761)

Cash, beginning of period	20,002	87,181

Cash, end of period	$347,882	$420

DISTRIBUTION MANAGEMENT SERVICES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six-month periods ended November 30,
	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$159,626	$—

Supplemental disclosures for non-cash financing activity:
Transfer of real estate in prepayment of interest on
mortgage payable	$605,119	$—

See Notes to Unaudited Financial Statements.

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2005

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

Between May and October 2005, the Company acquired 264 single-family residential building sites located in Central Florida for the total sum of $4,752,000. The Company financed this acquisition by securing a mortgage on the property of approximately $4.7 million. The Company intends to orderly dispose of such sites.

Loss from discontinued operations for the six months ended November 30, 2005 included expenses of $16,141.

Loss from discontinued operations for the six months ended November 30, 2004 included expenses of approximately $22,000.

The accompanying unaudited financial statements for the period ended November 30, 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six-month period ended November 30, 2005 are not indicative of the results to be expected for the year ended May 31, 2006.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $2.7 million and net loss of $1,064,819 for the six months ended November 30, 2005. Although the Company had revenues and therefore generated cash from operations, the majority of the revenues are derived from one customer whom the Company had entered into a contract of sale. However, on April 28, 2006, this customer notified the Company of default under the contract and is therefore terminating the contract (see Note 8). There could be no assurances that the Company will continue to recognize similar revenues in the future.  The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the six-month period ended November 30, 2005, the Company had approximately $353,000 in United States bank deposits, which exceeded Federally insured limits. However, when and if it reaches bank balances exceeding the FDIC insurance limit and to reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

REVENUE CONCENTRATION

For the six months ended November 30, 2005, one customer accounted for 99% of the Company’s revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts payable and accrued expenses, note payable, and convertible debenture approximate their fair value due to their short-term maturities.

LAND RESERVE

The Company recorded a land reserve calculated at cost of $566,079 on certain disputed parcels of lots which the Company claims as being fraudulently conveyed to third parties that participated during the closing and financing of the acquisition of the land held for sale. Accordingly, during the six months ended November 30, 2005, the Company recorded an impairment on assets of $566,079.

PREPAID INTEREST

Prepaid interest reflects the cost of parcels of lots conveyed to the Mortgagor and certain third parties that participated during the closing and financing of the acquisition of certain parcels of lots located in Central Florida. The prepaid interest is being amortized over the term of the respective mortgages obtained from the acquisition of such parcels of lots. In connection with the purchase of lots in May and July 2005, the Company recorded a prepaid interest of approximately $728,000 to be amortized over 24 months.  During the six months ended November 30, 2005, amortization of prepaid interest amounted to $120,611 and recorded as interest expense in the accompanying statement of operations. On November 30, 2005, prepaid interest amounted to $603,057.

LAND HELD FOR SALE

Land held for sale at November 30, 2005 is recorded at cost, which consist of $4,700,000 mortgage and an initial deposit made by a general contractor of approximately $451,000 adjusted for certain closing costs, prepaid homeowner’s association (HOA) fees and prepaid interest. In May 2005, the Company purchased 52 parcel of lots valued at $934,354 after closing cost of $55,961 and prepaid interest and HOA of $121,842 and $10,949, respectively. Between July and October 2005, the Company purchased 208 parcel of lots valued at $3,456,592 after closing cost of $314,634 and prepaid interest and HOA of $605,119 and 24,053, respectively. During the six months ended November 30, 2005, the Company sold a total of 19 parcels of lots, however, the Company only received cash settlements on 18 of these parcels of lots. Accordingly, the Company recorded the sale of 18 parcels of lots valued at $356,316 and wrote off the value of 1 lot at cost of approximately $19,500 for non collection. On November 30, 2005, land held for sale net of land reserve of $566,079 amounted to $3,449,032.

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

November 30, 2005

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-CONTINUED

SEGMENT REPORTING

The Company's chief operating decision-maker evaluates the performance of the Company based upon revenues and expenses by functional areas as disclosed in the Company's statements of operations.

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. There are no outstanding shares issuable pursuant to common shares equivalents at November 30, 2005.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. During the six months ended November 30, 2005, the Company recognized a loss on impairment in connection with the movie rights of $90,000 and land held for sale of $566,079.

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

November 30, 2005

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

PROPRIETY INTEREST IN MOVIE RIGHTS

In May 2003, the Company acquired the rights to two (2) movie scripts which are recorded at the trading value of the shares issued in consideration thereof. The scripts were acquired from two individuals who had contracted with the Company to produce the film, including the use of certain equipment to produce these films. In February 2004, these individuals resigned from the Board of Directors. Based on management’s analysis, it was determined during the six months ended November 30, 2005, that the movie rights were deemed impaired. The Company recognized a loss on impairment attributable to the movie rights of $90,000 for the six months ended November 30, 2005.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

Pursuant to a settlement agreement with Delta Dade Recycling Corp. ("DD"), the Company received certain equipment with a carrying value of $70,000, which is included in its equipment held for sale at November 30, 2005. The Company intends to dispose or lease the property and equipment.

NOTE 3- DUE FROM BOWEN LAND, LLC

Between July and October 2005, the Company purchased 210 single-family residential building sites located in Central Florida from Bowen Land, LLC (“Bowen”). However, only 208 of the title of these lots were transferred to the Company. Accordingly, the Company has recorded a receivable from Bowen of $42,154 at November 30, 2005 until the title of the 2 remaining lots are transferred under the name of the Company.

NOTE 4- RELATED PARTY TRANSACTIONS

The Company is leasing its office space from a company owned by our chief executive officer for approximately $14,000 during the six-month periods ended November 30, 2005, respectively. And does not owe any amount to such related party at November 30, 2005.

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2005

NOTE 5 -OTHER LIABILITY

In connection with an assignment agreement entered in December 2004, a general contractor has advanced in total of $451,100 to the Company in return of a 50% return on the sale of the land held for sale owned by the Company. The Company has recognized this assignment as a liability until it fulfills its obligation of compensating the general contractor for the value of its advance.

During July 2005, the Company received proceeds of approximately $110,000 from the closing of sale of 2 parcels of lots which were owned and originally conveyed to certain third parties during the closing of the acquisition of the land held for sale located in Central Florida (see note 2-prepaid interest). Accordingly, the Company recorded a liability of $110,000 for the period ended November 30, 2005.

During October 2005, the Company received proceeds of approximately $315,000 from the closing of sale of 9 parcels of lots which were owned and originally conveyed to the Mortgagor and certain third parties during the closing of the acquisition of the land held for sale located in Florida (see note 2-prepaid interest). Accordingly, the Company recorded a liability of $315,000.

NOTE 6- DEBENTURE AND NOTE PAYABLE

The terms of the debenture and note payable outstanding at November 30, 2005 is as follows:

$20,000 debenture to an unrelated party, bearing interest at 6% per annum, payable at the Company's option at any time or convertible through April 2002 at the holders' option in 100,000 shares of the Company's common stock. The convertible debenture is payable on demand and is unsecured. The debenture is no longer convertible. On November 30, 2005, accrued interest in connection with this debenture amounted to $6,600 and is included in accrued expenses.

$47,000 note payable to an unrelated party, bearing interest at 10%, through February 2005 and 18% thereafter, payable in February 2005, secured by the Company's equipment for sale and certain real estate property located in Central Florida which is owned by an affiliate controlled by the Company's chief executive officer. While the note is past due, the note holder has not notified the Company of its default. On November 30, 2005, accrued interest in connection with this note payable amounted to $6,044 and is included in accrued expenses.

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

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2005

NOTE 7- MORTGAGE PAYABLE-CONTINUED

During the six months ended November 30, 2005, the Company paid a total of $225,000 towards the principal balances of these mortgages for the release of sold lots. As of November 30, 2005, the total balance of these mortgages payable was $4,475,000. On November 30, 2005, accrued interest and interest expense in connection with these mortgages payable amounted to approximately $81,000 and $236,000, respectively.

NOTE 8 – LITIGATIONS

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

NOTE 9 - COMMITMENT

On November 2, 2005, the Company entered into a contract for sale and purchase of lots (the “Contract”) with KB Homes Orlando, LLC (“KB’). Whereby the Company agrees to sell and convey certain lots located in Polk County, Florida and KB agrees to purchase such lots at a purchase price of $35,000 per lot. Pursuant to this contract, if the Company or KB fails to perform any covenants and agreement set forth in this contract and such failure continues for a period of 10 days after notice, this contract shall terminate and become null and void. Upon default of the Company, any earnest money deposit paid by KB shall be returned on demand. Upon default of KB, any earnest money deposit shall serve as consideration for the execution of this contract and in full settlement of liquidated damages due to buyer’s default. On April 28, 2006, KB notified the Company of default under this contract and is therefore terminating the contract. KB has also demanded the return of the earnest money deposits on lots not previously acquired by KB. Currently, the Company has recorded a total liability of $425,000 from deposits received from KB for the 11 lots not acquired by KB (see Note 5).

NOTE 10 - SUBSEQUENT EVENT

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

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2005

NOTE 10 - SUBSEQUENT EVENT-CONTINUED

In June 2006, in connection with a 1 year consulting agreement, the Company issued 1,000,000 restricted shares of common stock for investor relation services. The Company valued these common shares at the fair market value on the date of grant at $0.20 per share or $200,000.  In connection with the issuance of these shares, the Company recorded deferred consulting expense of $200,000 to be amortized over the service period.

In June 2006, the Company acquired certain lots located in Okeechobee County, Florida valued at $150,000 after closing cost.

On September 27, 2006, the Company entered into a Contract for Sale and Purchase of Lots with Poinciana Development Group, LLC (“Buyer”) for the sale by the Company of 175 single family development lots located in Polk County, Florida. The closing is subject to a 21 day due diligence period granted to Buyer which may be extended an additional 14 days.  Closing is also subject to closing conditions and termination rights. The Company terminated its agreement with the buyer in October 2006 due to non performance of certain closing conditions.

In November 2006, the Company issued 400,000 restricted shares of common stock for consulting advisory and business development services. The Company valued these common shares at the fair market value on the date of grant at $0.16 per share or $64,000.  In connection with the issuance of these shares, the Company recorded consulting expense of $64,000.

On October 23, 2006, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Military Air Parts, Inc. (“MAP”) and principal stockholders of MAP, Messrs. Brown and Green. The Company would acquire all of the outstanding common stock of MAP in exchange for 500,000 shares of the Company’s common stock.  In connection with this agreement, the 500,000 shares shall be equally issued among two principal stockholders of MAP. Following the effective date of the Agreement, the Company agreed to provide MAP with a capital accommodation in principal in the amount of $5 million.  The accommodation will be phased-in, in due course, and will begin by the Company’s contribution of $250,000, or any lesser part thereof, to become payable to MAP within a reasonable period of time following the effective date of this Agreement.  MAP will be required to pay the Company 10% of the capital investment annually, in arrears, as consideration for the Company's investment in MAP as defined in the agreement. Additionally, MAP will employ two additional persons, each of whom shall be included on MAP's payroll.  The first individual is the Company’s CEO, Leo Greenfield, and the second person, as yet unidentified, shall be a person selected by Mr. Greenfield. Both individuals’ annual compensation shall be equal to the preexisting compensation of Messrs. Brown and Green. The Company’s CEO shall be entitled to one automobile and the annual maintenance and fuel expenses. Under this agreement, the Company’s board of directors shall nominate and appoint Mr. Green to serve as a member Board of Directors, subject to the approval of the Company's shareholders. Subsequent to the acquisition, the Company shall change its name to "Military Air Parts, International". Immediately following the effective date of the MAP Agreement, the Company advanced MAP the sum of approximately $197,000 to further its development.

In December 2006, the Company issued a note payable amounting to $200,000 to an unrelated party. The note payable bears 13% interest per annum and matures on February 1, 2010. The Company will pay interest only for the first 23 months beginning February 1, 2007 and afterwards, the monthly payments will consist of principal and interest. This note is secured by certain properties located in Okeechobee County, Florida.

On January 5, 2007, the Company received a letter of notice from the Securities and Exchange Commission (“SEC”) for non compliance with the reporting requirements to file periodic and current reports. The Company may be subject, without further notice, to an administrative proceeding to revoke its registration. The Company is attempting to file and bring the Company’s periodic reports into current status.

DISTRIBUTION MANAGEMENT SERVICES, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

November 30, 2005

NOTE 10 - SUBSEQUENT EVENT-CONTINUED

On March 30, 2007, in connection with the Stock Purchase Agreement executed in October 2006, the Company has terminated and withdrew from the transaction due to misrepresentations regarding financial aspects of MAP by the other parties. The Company has notified the other parties of termination and has demanded the return of investment of $197,000.

In connection with a Capital Investment Agreement (the “Agreement”) entered into on May 22, 2007 between Apogee Ventures, LLC (“Apogee”) and an affiliated company which President is the CEO of the Company. Apogee intends to provide funding and capital investment for the purposes of the construction and sales of the certain parcel of lots owned by the Company located in Central Florida (Polk County).  Based on the agreement, Apogee will receive 20% ownership interest in the construction project and/or ownership interest in the affiliated company.

In April 2007, the Company issued a 1 year note payable amounting to $60,000 to an unrelated party. The note payable bears 12% interest per annum. This note payable together with their accrued interest shall be due and payable on April 30, 2008. This note is secured by certain properties located in Polk County, Florida.

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

We also hold certain rights in two movie scripts which we seek to develop in motion pictures. During the six months ended November 30, 2005, we have determined that the movie rights are deemed impaired and accordingly recognized an impairment loss attributable to the movie rights of $90,000.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-CONTINUED

RESULTS OF OPERATIONS

SIX MONTHS ENDED NOVEMBER 30, 2005 COMPARED THE SIX MONTHS ENDED NOVEMBER 30, 2004

The following table provides an overview of certain key factors of our results of operations for the six months ended November 30, 2005 as compared to the six months ended November 30, 2004:

	2005	2004	$ Change	% Change
Net Revenues	$ 810,755	$ —	$ 810,755	100%
Cost of sales	356,316	—	356,316	100%
Operating Expenses:
Selling, General and administrative	512,493	136,683	375,810	275%
Impairment on assets	656,079	—	656,079	100%
Total other income (expense)	(334,545)	(76)	(334,469)	440,091%
Loss from continuing operations	(1,048,678)	(136,759)	(911,919)	667%
Loss from discontinued operations	(16,141)	(21,753)	5,612	-26%
Net loss	$(1,064,819)	$(158,512)	$(906,307)	572%

Revenues

For the six months ended November 30, 2005, we reported revenues of $810,755 as compared to revenues of $0 for the prior six months ended November 30, 2004, an increase of $810,755. The increase is primarily due to sales of 19 single-family residential building sites located in Central Florida for approximately $805,000 which accounted for approximately 99% of our total revenue. We did not have comparable revenues or similar transactions for the six months ended November 30, 2004 since we had acquired the single-family residential building sites during May and July 2005.  Although we recognized revenues and therefore generated cash from operations, the majority of the revenues are derived from one customer. There could be no assurances that we will continue to recognize similar revenues in the future.

Cost of Sales

Our cost of sales consists of the cost of 19 parcels of lots located in Central Florida sold during the six months ended November 30, 2005. For the six months ended November 30, 2005, cost of sales was $356,316, or approximately 44% of revenues, compared to $0, for the six months ended November 30, 2004. We did not have comparable cost of sale or similar transactions for the six months ended November 30, 2004 since we had acquired the single-family residential building sites during May and July 2005.

Total Operating Expenses

Selling, general and administrative expense. For the six months ended November 30, 2005, selling, general and administrative expenses were $472,035 as compared to $136,683 for the six months ended November 30, 2004, an increase of $335,352 or approximately 245%. For the six months ended November 30, 2005 and 2004, general and administrative expenses consisted of the following:

	2005	2004

Salaries and related taxes	$101,643	$24,000
Professional fees	45,431	22,469
Rent	14,020	9,331
Consulting fees	125,104	35,779
Closing cost and release fees	66,700	—
Other operating expenses	159,595	45,104

Total	$512,493	$136,683

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-CONTINUED

•

For the six months ended November 30, 2005, salaries and related taxes increased to $101,643 as compared to $24,000 for the six months ended November 30, 2004, an increase of $77,643 or 324%.  The increase was attributable to an increase in executive salaries for the six months ended November 30, 2005.

•

For the six months ended November 30, 2005, professional fees amounted to $45,431 as compared to $22,469 for the six months ended November 30, 2004, an increase of $22,962 or 102%.  The increase was primarily attributable to an increase in accounting fees.

•

For the six months ended November 30, 2005, rent expense amounted to $14,020 as compared to $9,331 for the six months ended November 30, 2004, an increase of $4,689 or 50% due to an increase in common area maintenance expenses.

•

For the six months ended November 30, 2005, consulting expense amounted to $125,104 as compared to $35,779 for the six months ended November 30, 2004, an increase of $89,325. The increase was attributable to an increase in business development expense and an increase in investor relations expense during the six months ended November 30, 2005 offset by the fair value of 512,820 unregistered shares wrongly issued to Cornell in connection with the equity line of credit amounted to approximately $25,000 during the six months ended November 30, 2004.

•

For the six months ended November 30, 2005, closing cost and release fees amounted to $66,700 as compared to $0 for the six months ended November 30, 2004, an increase of $66,700.  The increase was attributable to sales of 19 single-family residential building sites located in Central Florida.

•

For the six months ended November 30, 2005, other operating expenses amounted to $159,595 as compared to $45,104 for the six months ended November 30, 2004, an increase of $114,491 or 254%.  The increase was primarily attributable to an increase in operations.

Impairment on assets. For the six months ended November 30, 2005, impairment on assets was $656,079 as compared to $0 for the six months ended November 30, 2004, an increase of $656,079. The increase was primarily attributable to the land reserve recorded at cost of $566,079 on certain disputed parcels of lots which we claim as being fraudulently conveyed to third parties that participated during the closing and financing of the acquisition of the land held for sale. The increase was also attributable to increase loss on impairment attributable to the movie rights of $90,000 for the six months ended November 30, 2005.

Other income (expense)

For the six months ended November 30, 2005, other expense was $334,545 as compared to $76 for the six months ended November 30, 2004, an increase of $334,469. The increase was primarily attributable to the mortgage payable that financed the acquisition of the land held for sale with an annual interest rate of 12% and incurred interest expense for the six months ended November 30, 2005 of approximately $236,000 as well as the amortization of prepaid interest for the six months ended November 30, 2005 of approximately $120,000.

Loss from continuing operations

Our loss from continuing operations was $1,048,678 for the six months ended November 30, 2005 compared to $136,759 for the six months ended November 30, 2004.

Loss from discontinued operations

We account for our operations related to the recycling center as discontinued operations. Gain (loss) from discontinued operations for the three-month period ended November 30, 2005 included expenses of approximately $16,000 and $22,000 associated with the recovery of the recycling center.

Net loss

Our net loss was $1,064,819 for the six months ended November 30, 2005 compared to $158,512 for the six months ended November 30, 2004.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2005, the Company had cash on hand of $347,822.

Net cash provided by operating activities was $919,592 for the six months ended November 30, 2005 as compared to net cash used in operating activities of $95,976 for the six months ended November 30, 2004. For the six months ended November 30, 2005, we used cash to fund our net loss of $1,064,819 ($1,048,678 from continuing operations and $16,141 from discontinued operations) offset by non-cash items such as stock-based compensation of $6,666, depreciation expense of $150, amortization of prepaid expenses and interest of $148,862, loss on impairment of movie rights of $90,000, impairment on assets of $566,079 attributable to the land reserve and as well as changes in assets and liabilities of $1,172,654.  For the six months ended November 30, 2004, we used cash to fund our net loss of $158,512 ($136,759 from continuing operations and $21,753 from discontinued operations) offset by non-cash items such as stock-based compensation of $10,138, stock based consulting of $25,641, provision for doubtful account of $6,000, forfeiture of officer’s compensation of $16,000 and as well as other non-cash items such as changes in assets and liabilities of $4,607.

Net cash used in investing activities for the six months ended November 30, 2005 was $4,066,712 as compared to net cash used in investing activities of $25,000 for the six months ended November 30, 2004. During the six months ended November 30, 2005, we had acquired certain parcels of lots located in Central Florida and used cash of $4,061,712 and issuance of loans receivable amounted to $5,000.  During the six months ended November 30, 2004, we issued a note receivable amounting to $25,000. We did not have any acquisitions or similar transactions during the six months ended November 30, 2004.

Net cash provided by financing activities for the six months ended November 30, 2005 was $3,475,000 as compared to $34,215 for the six months ended November 30, 2004, an increase of $3,440,785. For the six months ended November 30, 2005, net cash provided by financing activities related to proceeds received from the issuance of mortgage of $3,700,000, offset by repayments on mortgage payable of $225,000. For the six months ended November 30, 2004, net cash provided by financing activities related to proceeds from issuance of note payable of $25,000 and proceeds received from related party advances of $9,215.

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

We own the rights to two movie scripts. We intend to finance the production costs estimated at $3,000,000 for the first of these films from the proceeds of a private offering of restricted equity securities. If we are unable to raise the requisite funding, this could have a material adverse impact on the Company's planned business and its financial condition and prevent the production of any of the films. During the six months ended November 30, 2005, we have determined that the movie rights are deemed impaired and accordingly recognized an impairment loss attributable to the movie rights of $90,000.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-CONTINUED

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

ITEM 3.  CONTROLS AND PROCEDURES-CONTINUED

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Distribution Management Services, Inc., a Florida Corporation and Leo Greenfield vs. City First Mortgage, a Florida Corporation; Eric Stein, ESQ; Eric Stein, PA, a Professional Association; Eric P. Stein Trustee of the Poinciana Trust Agreement U/A/D May 6, 2005; MSJ Investors, LLC, a Florida Limited Liability Company; Howard Podolsky; BJJS Investment, LLC; Scheck Alpha, LP; Gary M. Mars Revocable Trust; Ariella V. Mars; Quality Affordable Constructions, LLC, a Florida Limited Liability Company; Southwest Management Affiliates, Inc., a Nevada Corporation; and Karen Thomas Christensen Trust – Cases No. 05-14663 CA 22, 05-24653 CA 22 and 06-16126 CA 11 (now 22), Miami-Dade County, Florida.

We filed a complaint against Defendant City First Mortgage, Howard Podolsky, Eric Stein and MSJ Investors for violation of the Florida Criminal Usury Statute by exceeding 45% interest per annum by transferring certain parcel of lots to themselves and the fraudulent conveyance of additional lots during the closing and acquisition of certain land in Polk County, Florida through a mortgage that we have obtained from City First Mortgage. Additionally, we filed a complaint against City First Mortgage for breach of contract for failure and refusal to conform to the provisions of the mortgage. We also filed a complaint against City First Mortgage, Eric Stein, Eric Stein, PA, Stein Trustee, MSJ Investor, Howard Podolsky, BJJS Investment, Scheck Alpha, Gary Mars Revocable Trust and Ariella Mars for conspiracy to defraud us from the wrongful conveyance of certain parcel of lots in Polk County, Florida. We plan to vigorously continue to endeavor our position to seek damages that was caused by these violations.

We filed a complaint against Quality Affordable Constructions, LLC, a Florida Limited Liability Company; Southwest Management Affiliates, Inc., a Nevada Corporation; and Karen Thomas Christensen Trust for wrongful filing of a Notice of Lis Pendens and was recorded on the Polk County lots in June 2005. On August 22, 2006, we were released from further action and have been dismissed from this lawsuit with prejudice.

ITEM 1.  LEGAL PROCEEDINGS-CONTINUED

Distribution Management Services, Inc., a Florida Corporation and Leo Greenfield vs. GERALD J. HOULIHAN, THOMAS J. NORTHCUTT and KAYELYNNE NORTHCUTT- Florida Bar No. 186866 Miami-Dade County, Florida.

The Company filed a complaint for wrongfully and maliciously use of the legal processes of the Court to garnish and freeze our bank accounts on or about December 19, 2005 against the defendants. The Court, upon Motion made by us dissolved the wrongful Writ of Garnishment and ordered that our bank accounts be released from the Writ of Garnishment. We plan to vigorously continue to endeavor our position to seek damages that was caused by this violation.

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

Distribution Management Services, Inc.

By:	/s/ / Leo Greenfield
Leo Greenfield,
CEO, principal executive officer and principal accounting officer

June 8, 2007