Form 10QSB
period 2006-02-28
DISTRIBUTION MANAGEMENT SERVICES INC
filed 2007-07-27
CIK 1064270

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

              For the quarterly period ended February 28, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT

              For the transition period from ________ to __________


                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                     0-27539              65-0574760
           -------                     -------              ----------
(State or other jurisdiction of       Commission         (I.R.S. Employer
 incorporation or organization)       File Number       Identification No.)


            11601 BISCAYNE BOULEVARD, SUITE 201, MIAMI, FLORIDA 33181
            ---------------------------------------------------------
                    (Address of principal executive offices)


                                 (305) 893-9270
                                 --------------
              (Registrant's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: At July 24, 2007, there were 10,567,328 outstanding shares of common stock, $.001 par value per share.

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

================================================================================

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

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED February 28, 2006

                                      INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheet
      February 28, 2006 (Unaudited) ........................................3
   Statements of Operations (Unaudited)
      For the Three and Nine months Ended February 28, 2006 and 2005........4
   Statements of Cash Flows (Unaudited)
      For the Nine months Ended February 28, 2006 and 2005 .................5

   Notes to Financial Statements ...........................................6-13

   Item 2 - Management's Discussion and Analysis or Plan of Operation......14-18

   Item 3 - Controls and Procedures........................................19

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings..............................................20

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds....20

   Item 3 - Default upon Senior Securities.................................20

   Item 4 - Submission of Matters to a Vote of Security Holders............20

   Item 5 - Other Information..............................................20

   Item 6 - Exhibits.......................................................20

   Signature...............................................................20

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                                  BALANCE SHEET
                                February 28, 2006
                                   (Unaudited)

                                     ASSETS

Current Assets:
  Cash                                                          $    75,639
  Loans receivable                                                    5,000
  Due from Bowen Land, LLC                                           42,154
  Prepaid assets                                                     34,619
                                                                -----------
                                                                    157,412

  Property and equipment, net of accumulated
   depreciation of $525                                                 975
  Equipment held for sale                                            70,000
  Land held for sale, net                                         3,449,032
  Prepaid interest                                                  517,538
                                                                -----------
    Total assets                                                $ 4,194,957
                                                                ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses                         $   139,957
  Note payable                                                       47,000
  Debenture                                                          20,000
  Due to related party                                                8,000
  Other liability                                                   876,100
                                                                -----------
    Total current liabilities                                     1,091,057

Long-Term Liabilities
  Mortgage payable                                                4,475,000
                                                                -----------
    Total liabilities                                             5,566,057
                                                                -----------
Stockholders' Deficit:
  Common stock; $0.001 par value, 50,000,000 shares
   authorized, 9,167,328 issued and outstanding                       9,167
  Additional paid-in capital                                      1,703,492
  Subscription receivable                                            (3,600)
  Deferred compensation                                              (4,447)
  Accumulated deficit                                            (3,075,712)
                                                                -----------
  Total stockholders' deficit                                    (1,371,100)
                                                                -----------
    Total liabilities and stockholders' deficit                 $ 4,194,957
                                                                ===========

                  See Notes to Unaudited Financial Statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the                           For the
                                                     three-month periods ended          nine-month periods ended
                                                            February 28,                      February 28,
                                                    ----------------------------      ----------------------------
                                                       2006              2005             2006            2005
                                                    -----------      -----------      -----------      -----------
NET REVENUES
    Real estate                                     $        --      $        --      $   805,000      $        --
    Other revenues                                           --               --            5,755               --
                                                    -----------      -----------      -----------      -----------
    Total net revenues                                       --               --          810,755               --

COST OF SALES
    Real estate                                              --               --          356,316               --
                                                    -----------      -----------      -----------      -----------
GROSS PROFIT                                                 --               --          454,439               --
                                                    -----------      -----------      -----------      -----------
Operating expenses:
  Selling, general, and administration expenses         198,361           38,819          710,854          175,502
  Impairment on assets                                       --               --          656,079               --
                                                    -----------      -----------      -----------      -----------
    Total operating expense                             198,361           38,819        1,366,933          175,502

Loss from operations                                   (198,361)         (38,819)        (912,494)        (175,502)

OTHER INCOME (EXPENSE):
Other income                                                 --              525           28,000            1,750
Interest expense                                       (214,709)            (925)        (577,254)          (2,226)
                                                    -----------      -----------      -----------      -----------
    Total Other Income (Expense)                       (214,709)            (400)        (549,254)            (476)

Loss from continuing operations                        (413,070)         (39,219)      (1,461,748)        (175,978)
                                                    -----------      -----------      -----------      -----------
Loss from discontinued operations                          (126)          15,269          (16,267)          (6,484)

Net loss                                            $  (413,196)     $   (23,950)     $(1,478,015)     $  (182,462)
                                                    ===========      ===========      ===========      ===========

Basic and diluted earnings (loss) per common
 share from discontinued operations                 $        --      $        --      $        --      $        --
                                                    ===========      ===========      ===========      ===========
Basic and diluted loss per common share
 from continuing operations                         $     (0.05)     $        --      $     (0.17)     $     (0.02)
                                                    ===========      ===========      ===========      ===========
Basic and diluted weighted average
shares outstanding                                    8,737,328        8,717,328        8,723,921        8,552,023
                                                    ===========      ===========      ===========      ===========

                  See Notes to Unaudited Financial Statements.

                 DISTRIBUTION MANAGEMENT SERVICES, INC.
                        STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                        For the
                                                                nine-month periods ended
                                                                      February 28,
                                                              -----------      -----------
                                                                 2006             2005
                                                              -----------      -----------
Cash flows from operating activities:
Loss from continuing operations                               $(1,461,748)     $  (175,978)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Fair value of shares issued to investment advisor                    --           25,641
  Amortization of deferred compensation                             9,999           13,471
  Amortization of prepaid interest                                206,130               --
  Amortization of prepaid expenses                                 28,251               --
  Impairment loss on assets                                       656,079               --
  Stock based consulting fee                                       58,500               --
  Provision for doubtful account                                       --            6,000
  Forfeiture of officer's compensation                                 --           24,742
  Depreciation                                                        225              225
Changes in operating assets and liabilities:
  Due from Bowen Land, LLC                                        (42,154)              --
  Prepaid expenses                                                (53,290)              --
  Acquisition of land                                          (4,061,712)              --
  Land held for sale                                              375,836               --
  Other liabilities                                               782,499               --
  Accounts payable and accrued expenses                            95,289            2,225
                                                              -----------      -----------
                                                               (3,406,096)        (103,674)

  Loss from discontinued operations                               (16,267)          (6,484)
                                                              -----------      -----------
                                                                  (16,267)          (6,484)
                                                              -----------      -----------
Net cash provided by (used in) operating activities            (3,422,363)        (110,158)

Cash flows from investing activity:
  Principal repayments of note receivable                              --           25,000
  Loans receivable                                                 (5,000)              --
  Issuance of note receivable                                          --          (25,000)
                                                              -----------      -----------
Net cash used in investing activity                                (5,000)              --
                                                              -----------      -----------
Cash flows from financing activities:
  Repayments of due to related party                                   --          (14,475)
  Advances from related party                                       8,000           12,828
  Proceeds from issuance of note payable                               --           25,000
  Proceeds from issuance of mortgage payable                    3,700,000               --
  Principal repayments on mortgage                               (225,000)              --
                                                              -----------      -----------
Net cash provided by financing activities                       3,483,000           23,353
                                                              -----------      -----------
Net increase (decrease) in cash                                    55,637          (86,805)

Cash, beginning of period                                          20,002           87,181
                                                              -----------      -----------
Cash, end of period                                           $    75,639      $       376
                                                              ===========      ===========
Supplemental disclosures of cash flow information:
     Cash paid for taxes                                      $        --      $        --
                                                              ===========      ===========
     Cash paid for interest                                   $   276,743      $        --
                                                              ===========      ===========
Supplemental disclosures for non-cash financing activity:

Transfer of real estate in prepayment of interest on
mortgage payable                                              $   605,119      $        --
                                                              ===========      ===========

              See Notes to Unaudited Financial Statements.

                     DISTRIBUTION MANAGEMENT SERVICES, INC.
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                February 28, 2006

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND DISCONTINUED
OPERATIONS

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

Loss from discontinued operations for the nine months ended February 28, 2006 included expenses of $16,267.

Loss from discontinued operations for the nine months ended February 28, 2005 included expenses of approximately $22,000.

The accompanying unaudited financial statements for the period ended February 28, 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles as would be included in audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended February 28, 2006 are not indicative of the results to be expected for the year ended May 31, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis. The Company has an accumulated deficit of approximately $3.1 million and net loss of $1,478,015 for the nine months ended February 28, 2006. Although the Company had revenues and therefore generated cash from operations, the majority of the revenues are derived from one customer whom the Company had entered into a contract of sale. However, on April 28, 2006, this customer notified the Company of default under the contract and is therefore terminating the contract (see Note 9). There could be no assurances that the Company will continue to recognize similar revenues in the future. The Company's ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, to fund possible future acquisitions, and to generate profitable operations in the future. Management plans to continue to provide for its capital requirements by issuing additional equity securities and debt. The outcome of these matters cannot be predicted at this time and there are no assurances that if achieved, the Company will have sufficient funds to execute its business plan or generate positive operating results.

CONCENTRATION OF CREDIT RISKS

The Company is subject to concentrations of credit risk primarily from cash. The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. During the nine-month period ended February 28, 2006, the Company had exceeded Federally insured limits. However, when and if it reaches bank balances exceeding the FDIC insurance limit and to reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

REVENUE CONCENTRATION

For the nine months ended February 28, 2006, one customer accounted for 99% of the Company's revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash, accounts payable and accrued expenses, note payable, and convertible debenture approximate their fair value due to their short-term maturities.

LAND RESERVE

The Company recorded a land reserve calculated at cost of $566,079 on certain disputed parcels of lots which the Company claims as being fraudulently conveyed to third parties that participated during the closing and financing of the acquisition of the land held for sale. Accordingly, during the nine months ended February 28, 2006, the Company recorded an impairment on land held for sale of $566,079.

PREPAID INTEREST

Prepaid interest reflects the cost of parcels of lots conveyed to the Mortgagor and certain third parties that participated during the closing and financing of the acquisition of certain parcels of lots located in Central Florida. The prepaid interest is being amortized over the term of the respective mortgages obtained from the acquisition of such parcels of lots. In connection with the purchase of lots in May and July 2005, the Company recorded a prepaid interest of approximately $728,000 to be amortized over 24 months. During the nine months ended February 28, 2006, amortization of prepaid interest amounted to $206,130 and recorded as interest expense in the accompanying statement of operations. On February 28, 2006, prepaid interest amounted to $517,538.

LAND HELD FOR SALE

Land held for sale at February 28, 2006 is recorded at cost, which consist of $4,700,000 mortgage and an initial deposit made by a general contractor of approximately $451,000 adjusted for certain closing costs, prepaid homeowner's association (HOA) fees and prepaid interest. In May 2005, the Company purchased 52 parcel of lots valued at $934,354 after closing cost of $55,961 and prepaid interest and HOA of $121,842 and $10,949, respectively. Between July and October 2005, the Company purchased 208 parcel of lots valued at $3,456,592 after closing cost of $314,634 and prepaid interest and HOA of $605,119 and 24,053, respectively. During the nine months ended February 28, 2006, the Company sold a total of 19 parcels of lots, however, the Company only received cash settlements on 18 of these parcels of lots. Accordingly, the Company recorded the sale of 18 parcels of lots valued at $356,316 and wrote off the value of 1 lot at cost of approximately $19,500 for non collection. On February 28, 2006, land held for sale net of land reserve of $566,079 amounted to $3,449,032.

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

BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted loss per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. There are no outstanding shares issuable pursuant to common shares equivalents at February 28, 2006.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. During the nine months ended February 28, 2006, the Company recognized a loss on impairment in connection with the movie rights of $90,000 and land held for sale of $566,079.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

PROPRIETY INTEREST IN MOVIE RIGHTS

In May 2003, the Company acquired the rights to two (2) movie scripts which are recorded at the trading value of the shares issued in consideration thereof. The scripts were acquired from two individuals who had contracted with the Company to produce the film, including the use of certain equipment to produce these films. In February 2004, these individuals resigned from the Board of Directors. Based on management's analysis, it was determined during the nine months ended February 28, 2006, that the movie rights were deemed impaired. The Company recognized a loss on impairment attributable to the movie rights of $90,000 for the nine months ended February 28, 2006.

PROPERTY AND EQUIPMENT AND EQUIPMENT HELD FOR SALE

Pursuant to a settlement agreement with Delta Dade Recycling Corp. ("DD"), the Company received certain equipment with a carrying value of $70,000, which is included in its equipment held for sale at February 28, 2006. The Company intends to dispose or lease the property and equipment.

NOTE 3 - DUE FROM BOWEN LAND, LLC

Between July and October 2005, the Company purchased 210 single-family residential building sites located in Central Florida from Bowen Land, LLC ("Bowen"). However, only 208 of the title of these lots were transferred to the Company. Accordingly, the Company has recorded a receivable from Bowen of $42,154 at February 28, 2006 until the title of the 2 remaining lots are transferred under the name of the Company.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company is leasing its office space from a company owned by our chief executive officer for a cost of approximately $19,000 and $14,000 during the nine-month periods ended February 28, 2006 and 2005, respectively.

The CEO of the Company, from time to time, provides advances to the Company for operating expenses. At February 28, 2006, the Company had a net payable to the CEO of the Company amounting to $8,000. These advances are short-term in nature and non-interest bearing.

NOTE 5 - OTHER LIABILITY

In connection with an assignment agreement entered in December 2004, a general contractor has advanced in total of $451,100 to the Company in return of a 50% return on the sale of the land held for sale owned by the Company. The Company has recognized this assignment as a liability until it fulfills its obligation of compensating the general contractor for the value of its advance.

During July 2005, the Company received proceeds of approximately $110,000 from the closing of sale of 2 parcels of lots which were owned and originally conveyed to certain third parties during the closing of the acquisition of the land held for sale located in Central Florida (see note 2-prepaid interest). Accordingly, the Company recorded a liability of $110,000 for the period ended February 28, 2006.

During October 2005, the Company received proceeds of approximately $315,000 from the closing of sale of 9 parcels of lots which were owned and originally conveyed to the Mortgagor and certain third parties during the closing of the acquisition of the land held for sale located in Florida (see note 2-prepaid interest). Accordingly, the Company recorded a liability of $315,000.

NOTE 6 - DEBENTURE AND NOTE PAYABLE

The terms of the debenture and note payable outstanding at February 28, 2006 is as follows:

$20,000 debenture to an unrelated party, bearing interest at 6% per annum, payable at the Company's option at any time or convertible through April 2002 at the holders' option in 100,000 shares of the Company's common stock. The convertible debenture is payable on demand and is unsecured. The debenture is no longer convertible. On February 28, 2006, accrued interest in connection with this debenture amounted to $6,900 and is included in accrued expenses.

$47,000 note payable to an unrelated party, bearing interest at 10%, through February 2005 and 18% thereafter, payable in February 2005, secured by the Company's equipment for sale and certain real estate property located in Central Florida which is owned by an affiliate controlled by the Company's chief executive officer. While the note is past due, the note holder has not notified the Company of its default. On February 28, 2006, accrued interest in connection with this note payable amounted to $8,130 and is included in accrued expenses.

NOTE 7 - MORTGAGE PAYABLE

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

During the nine months ended February 28, 2006, the Company paid a total of $225,000 towards the principal balances of these mortgages for the release of sold lots. As of February 28, 2006, the total balance of these mortgages payable was $4,475,000. On February 28, 2006, accrued interest and interest expense in connection with these mortgages payable amounted to approximately $96,000 and $368,000, respectively.

During the nine months ended February 28, 2006, the Company sold a total of 19 parcels of lots located in Central Florida for approximately $805,000 and is included in revenues in the accompanying statements of operations.

NOTE 8 - STOCKHOLDERS' DEFICIT

In February 2006, the Company issued 450,000 restricted shares of common stock for consulting advisory services. The Company valued these common shares at the fair market value on the date of grant at $0.13 per share or $58,500. In connection with the issuance of these shares, the Company recorded consulting expense of $58,500.

NOTE 9 - COMMITMENT AND CONTINGENCIES

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

COMMITMENT

On November 2, 2005, the Company entered into a contract for sale and purchase of lots (the "Contract") with KB Homes Orlando, LLC ("KB'). Whereby the Company agrees to sell and convey certain lots located in Polk County, Florida and KB agrees to purchase such lots at a purchase price of $35,000 per lot. Pursuant to this contract, if the Company or KB fails to perform any covenants and agreement set forth in this contract and such failure continues for a period of 10 days after notice, this contract shall terminate and become null and void. Upon default of the Company, any earnest money deposit paid by KB shall be returned on demand. Upon default of KB, any earnest money deposit shall serve as consideration for the execution of this contract and in full settlement of liquidated damages due to buyer's default. On April 28, 2006, KB notified the Company of default under this contract and is therefore terminating the contract. KB has also demanded the return of the earnest money deposits on lots not previously acquired by KB. Currently, the Company has recorded a total liability of $425,000 from deposits received from KB for the 11 lots not acquired by KB (see Note 5).

NOTE 10 - SUBSEQUENT EVENTS

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

On September 27, 2006, the Company entered into a Contract for Sale and Purchase of Lots with Poinciana Development Group, LLC ("Buyer") for the sale by the Company of 175 single family development lots located in Polk County, Florida. The closing is subject to a 21 day due diligence period granted to Buyer which may be extended an additional 14 days. Closing is also subject to closing conditions and termination rights. The Company terminated its agreement with the buyer in October 2006 due to non performance of certain closing conditions.

In November 2006, the Company issued 400,000 restricted shares of common stock for consulting advisory and business development services. The Company valued these common shares at the fair market value on the date of grant at $0.16 per share or $64,000. In connection with the issuance of these shares, the Company recorded consulting expense of $64,000.

On October 23, 2006, the Company entered into a Stock Purchase Agreement (the "Agreement") with Military Air Parts, Inc. ("MAP") and principal stockholders of MAP, Messrs. Brown and Green. The Company would acquire all of the outstanding common stock of MAP in exchange for 500,000 shares of the Company's common stock. In connection with this agreement, the 500,000 shares shall be equally issued among two principal stockholders of MAP. Following the effective date of the Agreement, the Company agreed to provide MAP with a capital accommodation in principal in the amount of $5 million. The accommodation will be phased-in, in due course, and will begin by the Company's contribution of $250,000, or any lesser part thereof, to become payable to MAP within a reasonable period of time following the effective date of this Agreement. MAP will be required to pay the Company 10% of the capital investment annually, in arrears, as consideration for the Company's investment in MAP as defined in the agreement. Additionally, MAP will employ two additional persons, each of whom shall be included on MAP's payroll. The first individual is the Company's CEO, Leo Greenfield, and the second person, as yet unidentified, shall be a person selected by Mr. Greenfield. Both individuals' annual compensation shall be equal to the preexisting compensation of Messrs. Brown and Green. The Company's CEO shall be entitled to one automobile and the annual maintenance and fuel expenses. Under this agreement, the Company's board of directors shall nominate and appoint Mr. Green to serve as a member Board of Directors, subject to the approval of the Company's shareholders. Subsequent to the acquisition, the Company shall change its name to "Military Air Parts, International". Immediately following the effective date of the MAP Agreement, the Company advanced MAP the sum of approximately $197,000 to further its development.

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

On January 5, 2007, the Company received a letter of notice from the Securities and Exchange Commission ("SEC") for non compliance with the reporting requirements to file periodic and current reports. The Company may be subject, without further notice, to an administrative proceeding to revoke its registration. The Company is attempting to file and bring the Company's periodic reports into current status.

In connection with a Capital Investment Agreement (the "Agreement") entered into on May 22, 2007 between Apogee Ventures, LLC ("Apogee") and an affiliated company which President is the CEO of the Company. Apogee intends to provide funding and capital investment for the purposes of the construction and sales of the certain parcel of lots owned by the Company located in Central Florida (Polk County). Based on the agreement, Apogee will receive 20% ownership interest in the construction project and/or ownership interest in the affiliated company.

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

We also hold certain rights in two movie scripts which we seek to develop in motion pictures. During the nine months ended February 28, 2006, we have determined that the movie rights are deemed impaired and accordingly recognized an impairment loss attributable to the movie rights of $90,000.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED FEBRUARY 28, 2006 COMPARED THE NINE MONTHS ENDED FEBRUARY 28, 2005

The following table provides an overview of certain key factors of our results of operations for the nine months ended February 28, 2006 as compared to the nine months ended February 28, 2005:

                                                                                  $               %
                                               2006             2005            Change         Change
                                           ------------     ------------     ------------     -------
Net Revenues                               $   810,755      $        --      $   810,755         100%
Cost of sales                                  356,316               --          356,316         100%
Operating Expenses:
   Selling, General and administrative         710,854          175,502          535,352         305%
   Impairment on assets                        656,079               --          656,079         100%
Total other income (expense)                  (549,254)            (476)        (548,778)     115289%
Loss from continuing operations             (1,461,748)        (175,978)      (1,285,770)        731%
Loss from discontinued operations              (16,267)          (6,484)          (9,783)        151%
Net loss                                   $(1,478,015)     $  (182,462)     $(1,295,553)        710%

REVENUES

For the nine months ended February 28, 2006, we reported revenues of $810,755 as compared to revenues of $0 for the prior nine months ended February 28, 2005, an increase of $810,755. The increase is primarily due to sales of 19 single-family residential building sites located in Central Florida for approximately $805,000 which accounted for approximately 99% of our total revenue. We did not have comparable revenues or similar transactions for the nine months ended February 28, 2005 since we had acquired the single-family residential building sites during May and July 2005. Although we recognized revenues and therefore generated cash from operations, the majority of the revenues are derived from one customer. There could be no assurances that we will continue to recognize similar revenues in the future.

COST OF SALES

Our cost of sales consists of the cost of 19 parcels of lots located in Central Florida sold during the nine months ended February 28, 2006. For the nine months ended February 28, 2006, cost of sales was $356,316, or approximately 44% of revenues, compared to $0, for the nine months ended February 28, 2005. We did not have comparable cost of sales or similar transactions for the nine months ended February 28, 2005 since we had acquired the single-family residential building sites during May and July 2005.

TOTAL OPERATING EXPENSES

Selling, general and administrative expense. For the nine months ended February 28, 2006, selling, general and administrative expenses were $710,854 as compared to $175,502 for the nine months ended February 28, 2005, an increase of $535,352 or approximately 305%. For the nine months ended February 28, 2006 and 2005, general and administrative expenses consisted of the following:

                                    2006         2005
                                  --------     --------
Salaries and related taxes        $113,643     $ 37,000
Professional fees                   79,480       24,143
Rent                                18,685       14,020
Consulting fees                    236,637       39,112
Closing cost and release fees       66,700           --
Other operating expenses           195,709       61,227
                                  --------     --------
     Total                        $710,854     $175,502
                                  ========     ========

         o For the nine months ended February 28, 2006, salaries and related taxes increased to $113,643 as compared to $37,000 for the nine months ended February 28, 2005, an increase of $76,643 or 207%. The increase was attributable to an increase in executive salaries for the nine months ended February 28, 2006.
         o For the nine months ended February 28, 2006, professional fees amounted to $79,480 as compared to $24,143 for the nine months ended February 28, 2005, an increase of $55,337 or 229%. The increase was primarily attributable to an increase in accounting fees.
         o For the nine months ended February 28, 2006, rent expense amounted to $18,685 as compared to $14,020 for the nine months ended February 28, 2005, an increase of $4,665 or 33% due to an increase in common area maintenance expenses.
         o For the nine months ended February 28, 2006, consulting expense amounted to $236,637 as compared to $39,112 for the nine months ended February 28, 2005, an increase of $197,525. The increase was attributable to an increase in business development expense and an increase in investor relations expense during the nine months ended February 28, 2006 offset by the fair value of 512,820 unregistered shares wrongly issued to Cornell in connection with the equity line of credit amounted to approximately $25,000 during the nine months ended February 28, 2005.
         o For the nine months ended February 28, 2006, closing cost and release fees amounted to $66,700 as compared to $0 for the nine months ended February 28, 2005, an increase of $66,700. The increase was attributable to sales of 19 single-family residential building sites located in Central Florida.
         o For the nine months ended February 28, 2006, other operating expenses amounted to $195,709 as compared to $61,227 for the nine months ended February 28, 2005, an increase of $134,482 or 220%. The increase was primarily attributable to an increase in operations.

Impairment on assets. For the nine months ended February 28, 2006, impairment on assets was $656,079 as compared to $0 for the nine months ended February 28, 2005, an increase of $656,079. The increase was primarily attributable to the land reserve recorded at cost of $566,079 on certain disputed parcels of lots which we claim as being fraudulently conveyed to third parties that participated during the closing and financing of the acquisition of the land held for sale. The increase was also attributable to increase loss on impairment attributable to the movie rights of $90,000 for the nine months ended February 28, 2006.

OTHER INCOME (EXPENSE)

For the nine months ended February 28, 2006, total other expense was $549,254 as compared to $476 for the nine months ended February 28, 2005, an increase of $548,778. The increase was primarily attributable to the mortgage payable that financed the acquisition of the land held for sale with an annual interest rate of 12% and incurred interest expense for the nine months ended February 28, 2006 of approximately $368,000 as well as the amortization of prepaid interest for the nine months ended February 28, 2006 of approximately $206,000.

LOSS FROM CONTINUING OPERATIONS

Our loss from continuing operations was $1,461,748 for the nine months ended February 28, 2006 compared to $175,978 for the nine months ended February 28, 2005.

LOSS FROM DISCONTINUED OPERATIONS

We account for our operations related to the recycling center as discontinued operations. Gain (loss) from discontinued operations for the three-month period ended February 28, 2006 included expenses of approximately $16,000 and $22,000 associated with the recovery of the recycling center.

NET LOSS

Our net loss was $1,478,015 for the nine months ended February 28, 2006 compared to $182,462 for the nine months ended February 28, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2006, the Company had cash on hand of $75,639.

Net cash provided by operating activities was $3,422,363 for the nine months ended February 28, 2006 as compared to net cash used in operating activities of $110,158 for the nine months ended February 28, 2005. For the nine months ended February 28, 2006, we used cash to fund our net loss of $1,478,015 ($1,461,748 from continuing operations and $16,267 from discontinued operations) offset by non-cash items such as stock-based compensation of $9,999, depreciation expense of $225, amortization of prepaid expenses and interest of $234,381, loss on impairment of movie rights of $90,000, impairment on assets of $566,079 attributable to the land reserve and as well as changes in assets and liabilities of $2,903,532. For the nine months ended February 28, 2005, we used cash to fund our net loss of $182,462 ($175,978 from continuing operations and $6,484 from discontinued operations) offset by non-cash items such as stock-based compensation of $13,471, stock based consulting of $25,641, provision for doubtful account of $6,000, forfeiture of officer's compensation of $24,742 and as well as other non-cash items such as changes in assets and liabilities of $2,225.

Net cash used in investing activities for the nine months ended February 28, 2006 was $5,000 as compared to net cash used in investing activities of $0 for the nine months ended February 28, 2005. During the nine months ended February 28, 2006, we had issuance of loans receivable amounted to $5,000. During the nine months ended February 28, 2005, we issued a note receivable amounting to $25,000 and received gross proceeds of $25,000 for repayment of note receivable.

Net cash provided by financing activities for the nine months ended February 28, 2006 was $3,483,000 as compared to $23,353 for the nine months ended February 28, 2005, an increase of $3,459,647. For the nine months ended February 28, 2006, net cash provided by financing activities related to proceeds received from the issuance of mortgage of $3,700,000 and proceeds received from related party advances of $8,000, offset by repayments on mortgage payable of $225,000. For the nine months ended February 28, 2005, net cash provided by financing activities related to proceeds from issuance of note payable of $25,000 and proceeds received from related party advances of $12,828, offset by repayment of due to related party of $14,475.

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

We own the rights to two movie scripts. We intend to finance the production costs estimated at $3,000,000 for the first of these films from the proceeds of a private offering of restricted equity securities. If we are unable to raise the requisite funding, this could have a material adverse impact on the Company's planned business and its financial condition and prevent the production of any of the films. During the nine months ended February 28, 2006, we have determined that the movie rights are deemed impaired and accordingly recognized an impairment loss attributable to the movie rights of $90,000.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In December 2006, FASB Staff Position No. EITF 00-19-2, "Accounting for Registration Payment Arrangements," was issued. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." The Company believes that its current accounting is consistent with the FSP.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115", under which entities will now be permitted to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 3. CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Distribution Management Services, Inc., a Florida Corporation and Leo Greenfield vs. City First Mortgage, a Florida Corporation; Eric Stein, ESQ; Eric Stein, PA, a Professional Association; Eric P. Stein Trustee of the Poinciana Trust Agreement U/A/D May 6, 2005; MSJ Investors, LLC, a Florida Limited Liability Company; Howard Podolsky; BJJS Investment, LLC; Scheck Alpha, LP; Gary M. Mars Revocable Trust; Ariella V. Mars; Quality Affordable Constructions, LLC, a Florida Limited Liability Company; Southwest Management Affiliates, Inc., a Nevada Corporation; and Karen Thomas Christensen Trust - Cases No. 05-14663 CA 22, 05-24653 CA 22 and 06-16126 CA 11 (now 22), Miami-Dade County, Florida.
================================================================================

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

Distribution Management Services, Inc., a Florida Corporation and Leo Greenfield vs. GERALD J. HOULIHAN, THOMAS J. NORTHCUTT and KAYELYNNE NORTHCUTT- Florida Bar No. 186866 Miami-Dade County, Florida.
================================================================================

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

                                      Distribution Management Services, Inc.

                                      By: /s/ Leo Greenfield
                                          ------------------------------------
                                          Leo Greenfield,
                                          CEO, Principal Executive Officer and
                                          Principal Accounting Officer

July 27, 2007